Form 10QSB
period 2001-03-31
INTERNATIONAL SOLUBLES CORP
filed 2001-07-16
CIK 1126307

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

   [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from              to               .
                                           ------------    --------------


         Commission file number:000-31775
                                ---------


                       International Solubles Corporation
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)





              FLORIDA                                59-3540694
             ---------                              ------------
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)





            120 International Parkway, Suite 262, Heathrow, FL 32746
           ----------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (407) 833-0344
           ----------------------------------------------------------
                           (Issuer's telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX           No
                                        --             ----


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of June 15, 2001 was 199,000,000

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.................................................1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................2


                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................4

SIGNATURES....................................................................5

INDEX TO EXHIBITS.............................................................6











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to International Solubles Corporation, a Florida corporation and predecessors unless otherwise indicated. Audited, interim financial statements for the Company as of the quarter ended March 31, 2001 and statements of operations, cash flows and stockholders' equity for the interim period up to the date of such balance sheet and the comparable period of the preceding year and from inception to March 31, 2001, are attached hereto as Pages F-1 through F-10 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)

                              Financial Statements

                                 March 31, 2001

                       (With Independent Auditor's Report)

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)

                                Table of Contents




Independent Auditors' Report................................................F-3


Financial Statements:

         Balance Sheets.....................................................F-4

         Statements of Operations...........................................F-5

         Statements of Stockholders' Equity.................................F-6

         Statements of Cash Flows...........................................F-7


Notes to Financial Statements...............................................F-8

                      Parks, Tschopp, Whitcomb & Orr, P.A.
                          Certified Public Accountants
                     2600 Maitland Center Parkway, Suite 330
                             Maitland Florida 32751
                            Telephone (407) 875-2760


                          Independent Auditors' Report


The Board of Directors
International Solubles Corporation:

We have audited the accompanying balance sheet of International Solubles Corporation (a development stage company) as of March 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for the periods ended March 31, 2001 and 2000, and the cumulative period from September 21, 1998 (date of inception) through March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Solubles Corporation (a development stage company) as of March 31, 2001 and the results of its operations and its cash flows for the periods ended March 31, 2001 and 2000, and the cumulative period from September 21, 1998 (date of inception) through March 31, 2001, in conformity with generally accepted accounting principles.



/s/ PARKS, TSCHOPP, WHITCOMB & ORR, P.A.
------------------------------------------


June 8, 2001

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET


                                                                        March 31
                                                                         2001
                                           ASSETS
Current assets
          Due from shareholders                                      $      600
                                                                      ----------
                                                                            600
                                                                      ==========

                       LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)

Current liabilities
          Accounts payable and accrued expense                          125,100
          Notes payable, shareholders (note 2)                           20,000
                                                                      ----------
                    Total current liabilities                           145,100
                                                                      ----------

          Stockholders' equity
                    Common stock, no par value, 900,000,000 shares
                    Authorized with 199,000,000 shares issued and
                    Outstanding at March 31, 2001                        87,850
          Deficit accumulated in the development stage                 (232,350)
                                                                      ----------
                    Total stockholders' equity                         (144,500)
                                                                      ----------
Commitments (notes 2 and 3)
                    Total liabilities and stockholders'equity        $      600
                                                                      ==========












                 See Accompanying Notes To Financial Statements

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                            Period from           Period from        Period from
                                                          January 1, 2001          January 1,       September 21,
                                                           through March          2001 through           1998
                                                             31, 2001              March 31,         (inception)
                                                                                      2000             through
                                                                                                      March 31,
                                                                                                         2001

                                                          ----------------      --------------     ---------------
Revenue                                                 $                -    $              -   $               -
                                                          ----------------      --------------     ---------------

Costs and expenses
          Product development and                                        -                   -              20,000
marketing
          General and administrative                                10,000              10,000             210,050
          Interest expense                                               -                 900               2,300
                                                          ----------------      --------------     ---------------
                    Total costs and expenses                        10,000              10,900             232,350
                                                          ----------------      --------------     ---------------
                    Net loss                                       (10,000)            (10,900)           (232,350)
                                                          ----------------      --------------     ---------------

Weighted average number of shares
outstanding                                                    199,000,000         199,000,000         199,000,000
                                                          ================      ==============     ===============

Net loss per share                                                       -                   -              (.001)
                                                          ================      ==============     ===============









                 See Accompanying Notes To Financial Statements

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)
                        Statement of Stockholders' Equity

                                                    Common Stock           Deferred     Accumulated      Total
                                               Shares         Amount     Compensation     Deficit     Stockholders'
                                                                                                         Equity
Common stock issued to founding directors       800,000    $       800             -             -            800
Common stock issued for services                150,000         75,000      (75,000)             -               -
Net loss                                              -              -             -      (40,800)        (40,800)
                                           ------------     ----------     ---------    ----------     -----------
Balances at December 31, 1998                   950,000         75,800      (75,000)      (40,800)        (40,000)
Cancellation of shares                         (200,000)          (200)            -             -           (200)
Common shares issued for services               245,000         12,250             -             -         12,250
Accrued stock issuance                                -              -       75,000              -         75,000
Net loss                                              -              -             -     (140,650)       (140,650)
                                           ------------     ----------     ---------    ----------     -----------
Balances at December 31, 1999                   995,000         87,850             -     (181,450)        (93,600)
Effect of 200 for 1 stock split             198,005,000              -             -             -               -
Net loss                                              -              -             -      (40,900)        (40,900)
                                           ------------     ----------     ---------    ----------     -----------
Balances at December 31, 2000               199,000,000         87,850             -     (222,350)       (134,500)
Net loss                                              -              -             -      (10,000)        (10,000)
                                           ------------     ----------     ---------    ----------     -----------
Balance at March 31, 2001                   199,000,000         87,850             -     (232,350)       (144,500)
                                           ============     ==========     =========    ==========     ===========




                 See accompanying notes to financial statements.

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                               Period from              Period from                Period
                                                                January 1,               January 1,                 from
                                                                   2001                     2001                 September
                                                                 through                  through                 21, 1998
                                                                March 31,                March 31,              (inception)
                                                                   2001                     2000                  through
                                                                                                                 March 31,
                                                                                                                    2001

Cash flows from operating activities:
     Net loss                                             $            (10,000)    $            (10,900)    $         (232,350)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
          Common stock issued for services                                   -                        -                 87,050
           Change in operating assets and liabilities
                 Due from shareholder                                        -                        -                   (600)
                 Accounts payable                                       10,000                   10,900                125,100
                                                            ------------------       ------------------       ----------------
            Net cash used in operating activities                            -                        -                (20,800)
                                                            ------------------       ------------------       ----------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                  -                        -                    800
     Proceeds from issuance of notes payable                                 -                        -                 20,000
                                                            ------------------       ------------------       ----------------
          Net cash provided by financing activities                          -                        -                 20,800
                                                            ------------------       ------------------       ----------------

          Net increase in cash                                               -                        -                      -
                                                            ------------------       ------------------       ----------------
Cash at beginning of period                                                  -                        -                      -
                                                            ------------------       ------------------       ----------------
Cash at end of period                                     $                  -    $                   -    $                 -
                                                            ==================       ==================       ================








                 See Accompanying Notes To Financial Statements

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements

                                 March 31, 2001



(1) Summary of Significant Accounting Policies

     (a)  Nature of development stage operations

International Solubles Corporation, (ISC or the Company) was formed on September 21, 1998. The Company holds the proprietary rights to a chemical product which becomes part of a hard mineral surface such as tile, porcelain, brick, concrete, marble and many others. The purpose of such application is to reduce the incidences of slips and falls.

Operations of the Company through the date of these financial statements have been devoted primarily to product development and marketing, raising capital, and administrative activities.

     (b)  Property and equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets which range from three to five years, using the straight-line method.

     (c)  Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in the period that includes the enactment date.

     Development stage operations for the period ended March 31, 2001 resulted in a net operating loss. It is uncertain whether any tax benefit of net operating loss will be realized in future periods. Accordingly, no income tax provision has been recognized in the accompanying financial statements. At March 31, 2001, the Company has net operating loss carryforwards of approximately $200,000 which will expire beginning in 2019.

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)

Notes to Financial Statements


(1), Continued

     (d) Financial Instruments Fair Value, Concentration of Business and Credit Risks

The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported in the accompanying balance sheet for notes payable approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics.

     (e)  Use of Estimates

Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (f)  Cash Flows

For purposes of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     (g)  Net Loss Per Common Share

Net loss per common share has been computed based upon the weighted average number of common shares outstanding during the period presented.

(2) Notes Payable

Notes payable consist of the following at March 31, 2001:


        Promissory note to related party bearing interest at 7%
        payable upon the generation of excess cash flows, but no later than
        September, 2001.                          $     20,000
                                                  ------------
     Total notes payable                              $ 20,000
                                                  ============

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements



(3) Commitments

Employment Agreements

The Company has entered into an employment agreement with one of its founding directors requiring an annual salary of $41,600 beginning in September 1998.

(4) Forward Stock Split

In March 2000, the Board of Directors authorized a 200 for 1 stock split to all holders of record at that date. All share and per-share amounts in the accompanying financial statements have been restated to give effect to the stock split.

(5) Stock Warrants

The Company has issued 398,000,000 warrants for the purchase of common stock to certain officers and directors of the Company. The warrants can be exercised any time within three years of issuance at $0.10 - 0.15 per share.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

We are a development-stage company, organized since September 1998, which has not yet generated any revenues from operations in either the last two fiscal years or the first quarter of the current year. We have, however, produced, bottled, and labeled (in limited quantities) all three of our Ultra Grip products.

We have completed much of our development process. We have entered into an "exclusive" manufacturing and marketing agreement with WBM, which gives WBM exclusive worldwide rights to manufacture and market our products, except that we reserved the right to market to as many dealers as we wish, and to assist WBM in any other area of marketing as they request. In exchange for these manufacturing and marketing rights, WBM has agreed to give us a large share of the profits from sales of our products (80% of profits from dealer sales; 50% of profits from direct, network marketing, and product concentrate sales, and 20% of wholesale sales). We have also developed labeling and brochures for our products; hired a chemist (Fred Muniz, one of our major shareholders) to mix our product formulas in the WBM factory; and performed initial test marketing which has yielded numerous written endorsements for our products.

PLAN OF OPERATIONS FOR THE NEXT 12 MONTHS

For the next 12 months, our plan is to achieve the following milestones:

(1) Generate gross revenues of $2,000,000 over the next 12 months, from our combined product mix. Our revenues will come from our share of the profits divided with WBM under our contract.

(2) Hire a secretary, marketing manager, and sales manager by the end of the 3rd quarter of 2001.

(3) Focus our selling efforts in the dealer segment for the next 12 months, where we are entitled to the largest share of profits-80% as opposed to 50% or 20% in the other market segments. We also plan to assist WBM with sales in the wholesale and direct sale market segments for the next 12 months.

(4) Sign contracts with at least 10 dealerships in 10 different territories of the U.S. within the next 12 months. We plan to sign dealers in a territory who will also be able to hire a number of dealers to work for them in subdivided areas of each territory. As part of this plan, each dealer will need at least 2 employees (1 trained as the "applicator" to properly apply the Non-Slip product and 1 trained as the "water person" to water the Non-Slip product as part of its application). We believe these are somewhat skilled positions and plan to pay the applicator $15 per hour and the water person $10 per hour in order to attract better, more conscientious employees and ensure quality application of our product. In order to sign these dealers, we plan to have management visit at least one major dealer prospect each week. We also plan to contact enough potential dealers each week so that at least 2 contacts per week will accept a "sample package" along with a proposal letter.

(5) Sign contracts with at least 100 "house accounts" during the next 12 months, for direct sales to high- volume end-users such as airports, hospitals, universities and other institutional users. In order to generate these accounts, we plan to have our sales force contact at least ten viable prospects daily, and arrange for management to personally visit at least 2 major prospects per week.

(6) Sign contracts with at least 2 major wholesalers during the next 12 months.

(7)      Participate in one trade show for each quarter of the year.

(8) Develop a web site by the end of the 3rd quarter of 2001, which will facilitate sales and marketing.

We do not believe that we require a large contribution of capital in order to continue as a going concern, because most of the costs associated with producing our product will be borne by WBM under our contract with them, our management is willing to wait at least a while longer for payment of their accrued salary, and we have no other employees at this point. However, we will need some additional funding over the next year, and if we are not able to raise sufficient capital contributions, we would plan to eliminate some or most of the foregoing 8 elements from our 12-month plan in the following order of priorities: first, we would forego developing our web site; second, we would skip the trade shows; third, we would not hire a secretary or other staff; fourth, we would forego signing contracts with 2 major wholesalers; fifth, we would not seek out contracts with dealerships in other territories of the U.S. but would stay close to home. We believe we could continue for an indefinite period of time with the remaining elements of our business plan.

Meeting Cash Requirements

The Company generated no cash flow from general operations during the period ended March 31, 2001 and the year ended December 31, 2000, respectively. The Company has generated no cash flow from financing activities since $20,800 was generated during the fiscal year ended December 31, 1999. For the 3-month period ending March 31, 2001, we had a net loss of $10,000, compared to a net loss of $40,900 for the fiscal year ended December 31, 2000.

We have funded our cash needs over the past three years through issuing common stock, as well as obtaining a $20,000 loan from Copytec Partnership. We have no cash on hand at present. We believe that we can satisfy our cash needs for the next twelve months through the sale of additional shares of our common stock pursuant to a registration statement or an appropriate exemption from registration; from contributions by our existing management or shareholders, or by obtaining bank, private or equity financing. In order to continue operations, such financing arrangements during the next 12 months will be necessary. However, there is no guarantee that we will be able to raise additional funds from borrowing or the sale of our securities, and neither management nor shareholders have made any commitments to make contributions of any particular size to us.

Going Concern

We have had no sales and have suffered recurring losses from operations, which raises substantial doubt about our ability to continue as a going concern. Our plan with regard to these matters is to seek further equity funding to allow the Company to complete its development stage and move into successful operations. However, in order to support ongoing operations for the next twelve-month period, additional financing must be obtained either through sale of equity, management contributions, or borrowing.

Expected Significant Change in Number of Employees

We plan to increase our number of full-time employees from 1 (currently) to 5 (by the end of the 3rd quarter of 2001), by adding a secretary, general manager, marketing manager, and sales manager. We expect that the source of funding for these four additional employees' pay and benefits will come from the revenues we generate from sales during the coming year. Our plan is to add staff as operations generate sufficient revenue to pay for them.


                                     PART II

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 6 of this Form 10-QSB, and are incorporated herein by this reference.

(b)      Reports on Form 8-K.   No reports were filed on Form 8-K during the
         quarter.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of July 2001.




International Solubles Corporation                      July 13, 2001

/s/ L Henry Sarmiento
---------------------------

President, Chief Executive Officer and Director

                                INDEX TO EXHIBITS

Exhibit  Page
No.       No.      Description

2(i)      *        Articles of Incorporation of International Solubles
                   Corporation dated 9/17/98

2(ii)     *        Articles of Amendment to Articles of Incorporation, dated
                   3/23/00

2(iii)    *        Bylaws of International Solubles Corporation

23                 Consent of Accountant