Form 10QSB/A
period 2001-03-31
INTERNATIONAL SOLUBLES CORP
filed 2001-07-17
CIK 1126307

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A


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
                                                                      ==========












                 See Accompanying Notes To Financial Statements

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                            Period from           Period from        Period from
                                                          January 1, 2001          January 1,       September 21,
                                                           through March          2000 through           1998
                                                             31, 2001              March 31,         (inception)
                                                                                      2000             through
                                                                                                      March 31,
                                                                                                         2001

                                                          ----------------      --------------     ---------------
Revenue                                                 $                -    $              -   $               -
                                                          ----------------      --------------     ---------------

Costs and expenses
          Product development and                                        -                   -              20,000
marketing
          General and administrative                                10,000              10,000             210,050
          Interest expense                                               -                 900               2,300
                                                          ----------------      --------------     ---------------
                    Total costs and expenses                        10,000              10,900             232,350
                                                          ----------------      --------------     ---------------
                    Net loss                                       (10,000)            (10,900)           (232,350)
                                                          ----------------      --------------     ---------------

Weighted average number of shares
outstanding                                                    199,000,000         199,000,000         199,000,000
                                                          ================      ==============     ===============

Net loss per share                                                       -                   -              (.001)
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

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                               Period from              Period from                Period
                                                                January 1,               January 1,                 from
                                                                   2001                     2000                 September
                                                                 through                  through                 21, 1998
                                                                March 31,                March 31,              (inception)
                                                                   2001                     2000                  through
                                                                                                                 March 31,
                                                                                                                    2001

Cash flows from operating activities:
     Net loss                                             $            (10,000)    $            (10,900)    $         (232,350)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
          Common stock issued for services                                   -                        -                 87,050
           Change in operating assets and liabilities
                 Due from shareholder                                        -                        -                   (600)
                 Accounts payable                                       10,000                   10,900                125,100
                                                            ------------------       ------------------       ----------------
            Net cash used in operating activities                            -                        -                (20,800)
                                                            ------------------       ------------------       ----------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                  -                        -                    800
     Proceeds from issuance of notes payable                                 -                        -                 20,000
                                                            ------------------       ------------------       ----------------
          Net cash provided by financing activities                          -                        -                 20,800
                                                            ------------------       ------------------       ----------------

          Net increase in cash                                               -                        -                      -
                                                            ------------------       ------------------       ----------------
Cash at beginning of period                                                  -                        -                      -
                                                            ------------------       ------------------       ----------------
Cash at end of period                                     $                  -    $                   -    $                 -
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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of July 2001.




International Solubles Corporation                      July 16, 2001

/s/ L Henry Sarmiento
---------------------------

President, Chief Executive Officer and Director

                                INDEX TO EXHIBITS

Exhibit  Page
No.       No.      Description

2(i)      *        Articles of Incorporation of International Solubles
                   Corporation dated 9/17/98

2(ii)     *        Articles of Amendment to Articles of Incorporation, dated
                   3/23/00

2(iii)    *        Bylaws of International Solubles Corporation

23        7        Consent of Accountant

                                (Letterhead of)
                      Parks, Tschopp, Whitcomb & Orr, P.A.
                          Certified Public Accountants
                     2600 Maitland Center Parkway, Suite 330
                             Maitland Florida 32751
                            Telephone (407) 875-2760


The Board of Directors
International Solubles Corporation:

We consent to the use of our report dated June 8, 2001 in the Form 10-QSB of International Solubles, Inc. and to the reference to our firm under the heading "Experts" therein.


/s/ PARKS, TSCHOPP, WHITCOMB & ORR, P.A.
-------------------------------------------
Maitland Florida

July 13, 2001