Form 10KSB
period 2001-03-31
INTERNATIONAL SOLUBLES CORP
filed 2001-07-17
CIK 1126307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from

     Commission file number: 000-31775
                             ---------

                       International Solubles Corporation
                       ----------------------------------
                 (Name of Small Business Issuer in Its Charter)


               Florida                                    59-3540694
              ---------                                   ----------
   (State or Other Jurisdiction of                    (I.R.S. Employer
   Incorporation or Organization)                    Identification No.)


            120 International Parkway, Suite 262, Heathrow, FL 32746
            ---------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (407) 833-0344
           ----------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

       Title of Each Class         Name of each Exchange on Which Registered
       -------------------         ------------------------------------------
 Common Stock ($0.001 Par Value)                      None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes    X                   No
                                   ------                    ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The issuer's total consolidated revenues for the year ended December 31, 2000 were $0.

The aggregate market value of the registrant's Common Stock, no par value held by non-affiliates is not available because the Company has no publicly traded market for its stock . On June 30, 2001, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 199,000,000.

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I


Item 1.       Description of Business..........................................1

Item 2.       Description of Property..........................................7

Item 3.       Legal Proceedings................................................7

Item 4.       Submission of Matters to a Vote of Security-Holders..............7


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.........8

Item 6.       Management's Discussion and Analysis or Plan of Operation........9

Item 7.       Financial Statements............................................11

Item 8.       Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure.............................12

                                    PART III

Item 9.       Directors and Executive Officers................................12

Item 10.      Executive Compensation..........................................13

Item 11.      Security Ownership of Certain Beneficial Owners and Management..15

Item 12.      Certain Relationships and Related Transactions..................16

Item 13.      Exhibits, List and Reports on Form 8-K..........................17

              Signatures......................................................18

              Index to Exhibits . .. . . . . . . . . . . . . . . . . . . . . .19

ITEM 1.       DESCRIPTION OF BUSINESS


A.   Introduction and Business Development

International Solubles Corporation was incorporated in Florida on September 21, 1998. It has no predecessors or subsidiaries and has never merged with another company. As used herein, the terms "Company," "we," "our," and "us" refer to International Solubles Corporation, unless the context indicates otherwise.

We own and are in the initial stages of marketing three proprietary safety and cleaning products. They are named "Ultra Grip Non-Slip," "Ultra Grip Degreaser," and "Ultra Grip Cleaner." Our main product is Ultra Grip Non-Slip, a scientifically formulated floor coating used to prevent slip-and-fall accidents in commercial, industrial, and residential settings. The other two products are cleaners which can be used in conjunction with Non-Slip, to clean floors or other surfaces before Non-Slip is applied to them, or as stand- alone cleaning products.

In September 1998 we entered into an "exclusive" worldwide manufacturing and marketing agreement with Welker Brothers Marketing, Inc., a subsidiary of R. P. Welker Plants, Inc. of Florida ("WBM"). This agreement gave WBM exclusive rights to manufacture and market our products, except that we expressly retained the right to market our Ultra Grip products to dealers and to assist WBM's marketing efforts in any market segment WBM requested. WBM has requested that we assist them with marketing Ultra Grip products to all market segments, and our business plan is to do so.

We were originally authorized to issue One Million (1,000,000) shares of no par value common stock. 995,000 of those shares were issued and outstanding as of July 7, 1999. On March 21, 2000, our Board of Directors unanimously recommended to the shareholders that the Company amend its Articles of Incorporation to increase our authorized capital to Nine Hundred Million (900,000,000) shares of common stock. The Board also recommended that the Company perform a 200:1 forward split of all issued and outstanding shares. On March 22, 2000, the Company's shareholders unanimously consented to increase the authorized capital to Nine Hundred Million (900,000,000) shares, and to effect a 200:1 forward split of the common stock, increasing the 995,000 pre-split shares to 199,000,000 post-split shares. This is the number of shares issued and outstanding today.

B.   Business of the Company

General

We are still in the development stage and have not yet achieved any revenues from operations, although we have produced, bottled and labeled limited quantities of our three Ultra Grip products. We use these limited quantities of product for test marketing and delivery to potential customers as samples and for obtaining product endorsements.

To date, we have completed much of our development. We have produced our Ultra Grip products in limited quantities. We have negotiated a contract for the large- scale manufacture and co-marketing of our Ultra Grip products through WBM and have hired a chemist (Fred Muniz, one of our major shareholders) to work with Welker Brothers in mixing the formulas for our Ultra Grip products. We have also developed product labels and brochures for marketing, performed initial test marketing, and obtained numerous written endorsements for our products.

During each of the past 2 fiscal years, we have spent a nominal amount of our time (approximately 4 hours per week) engaged in research and development. We have already developed the formulation for our product, so we are not presently carrying on research and development activities. We are now primarily focusing on market research, demonstrating the product for potential clients in Florida and Kentucky, interviewing them about their impressions of the product and obtaining endorsements where possible.

Our stock differs from many stocks, in that it is a "penny stock." The SEC has adopted a number of rules to regulate "penny stocks." These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and
15g-7 under the Securities Exchange Act of 1934, as amended. The rules may affect your ability to sell your shares in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold it to them. The mark-ups or commissions charged by broker-dealers may be greater than any profit a seller can make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold it to them. In some cases, the stock value may fall quickly. Investors may be unable to gain any profit from any sale of the stock, if they can sell it at all.

Principal Products and Services

Ultra Grip Non-Slip coating is a proprietary chemical process which increases the coefficient of friction on treated surfaces (i.e., makes them less slippery) when subjected to water. The end-users of this product will use it to prevent slip-and-fall type injuries. When properly applied and maintained, Ultra Grip will last for approximately 2 years, and will help reduce the chance of slipping on tub, tile, and other hard mineral surfaces. The product may minimally reduce the brilliance of certain high gloss surfaces; therefore, the Company recommends testing on a small area before general application. The product may be applied over water-based concrete sealant, but should not be applied over acrylic sealants. Ultra Grip Non-Slip may be used on hard, unpainted mineral surfaces, including the following settings:

     A. Commercial: office buildings, restaurants, airports, nursing homes, stores, hospitals, and hotels . . . for public restrooms, pool decks, showers, laundry areas, kitchens, patios, and pedestrian walkways.

     B. Industrial: factories and warehouses . . . for public restrooms, showers, kitchens, work areas, work floors, and pedestrian walkways.

     C. Residential: condominiums, apartments, and homes . . . for bathrooms, entrance and hall areas, bath tubs, patios, kitchens, and pool decks.

Ultra Grip Degreaser is primarily designed to be used in conjunction with Ultra Grip Non-Slip, but it can also serve as a stand-alone product for any degreasing need. It is especially designed to cut grease, oils, and soap scum from tiles, floors, and tubs. It cleans tile & marble floors, stoves, porcelain, chrome, vinyl, fiberglass boats, engines, whitewall tires, lawnmowers, motorcycles, floor mats, and driveways. It is designed to clean surfaces before application of Ultra Grip Non-Slip coating. It is non-abrasive and can be used in many different settings, including the settings listed above for Ultra Grip Non-Slip coating.

Ultra Grip Cleaner is also primarily designed for use in conjunction with Ultra Grip Non-Slip, but it can also serve as a stand-alone cleaning product. It cleans all washable surfaces, floors, tiles, marble, vinyl, and other non-porous surfaces. It is useful for less heavy-duty cleaning than the Degreaser, and should be used before application of Ultra Grip Non-Slip coating for maximum benefit. It is non-abrasive and can be used in many different settings, including the commercial, industrial, and residential settings listed above for the Degreaser.

Ultra Grip Non-Slip Home Kit: We also provide a small boxed kit containing three 8-oz bottles (one each for the Non-Slip, Degreaser, and Cleaner products), plus an applicator and protective gloves, for home use. This size is estimated to be sufficient to treat two average-sized bath tubs.

Application Services: We also plan to offer clients the service of professionally applying Ultra Grip Non- Slip coating for them, using our own technicians. Generally, we plan to bid a project per square foot, so that half the square foot price includes degreasing and cleaning the surface, and the other half includes professionally applying the Ultra Grip Non-Slip coating for maximum benefit. For larger corporate or institutional accounts, we will train the customers' personnel how to properly apply and maintain the Ultra Grip Non-Slip coating.

Our products are made with some hazardous ingredients. They are stable once mixed in our formulation, but may pose health hazards if exposed to the eyes or skin or if ingested. Our Ultra Grip Non-Slip contains less than 10% ammonium bifluoride and less than 5% 2-butoxyethanol. Our Ultra Grip Degreaser contains less than 1% methanol and less than 10% 2-butoxyethanol.

Market Information

According to a December 1998 report in Cleaning Business Magazine, slips and falls are the leading cause of death and injury in the workplace, resulting in 1,500 deaths and 300,000 injuries a year. The article reports 25,000 slip/fall accidents per day in the U.S.

In connection with this sizable number of slips and falls, there is also currently a litigious atmosphere in the United States, associated with personal injury lawsuits, worker's compensation disability claims, and workplace safety standards promulgated by OSHA and the insurance industry. These factors, as well as other safety factors, have contributed to the rise of a sizable "home and workplace safety market."

We have identified five market segments to target in our marketing plans:

     Dealers: One primary market segment is the "dealer" market. This refers to individuals or entities who are licensed to resell our product to the public, businesses, and institutions, and who are also licensed apply our products for commercial and residential uses. We plan to sell to this market segment generally in 1-gallon bottles. We plan to choose (or train) our dealers to make sure they have the technical and logistical ability to provide our installation and application service to end-users who want us to apply the product for them. Flooring, swimming pool maintenance, and building maintenance companies are notable examples of our planned dealer market.

     Direct Sales: Direct sales encompass sales of our product to high-volume end-users at discounted prices. Sales will generally be in 1-gallon bottles. We plan to target such end-users under our "house accounts" rather than through dealers. Restaurant chains, grocery stores, auto repair chains, health spas, hotel and motel chains are all examples of potential high-volume end-users.

     Wholesale Sales: This market segment is similar to the dealer market in that these customers would resell the product to end-users, but they are not in a position to provide installation and application service. Sales to wholesalers would generally be made in 8-ounce bottles. Major home repair retail chains, hardware companies, and major retailers providing home and workplace maintenance products are all excellent candidates in this area.

     Network Marketing: We plan to target this segment by selling bulk shipments of our product to outside, third-party network marketing firms such as Amway, which would then sell our product through their systems. In general, we would plan to sell them our product in groups of 8-oz. bottles.

     Overseas Bulk Concentrate Sales: Overseas distribution channels would focus on bulk delivery of product concentrate for mixing and sale in other countries, generally in 55-gallon drums.

We have engaged in some initial test marketing and have provided samples to clients in return for product endorsements. This strategy has yielded encouraging responses. We have received favorable written endorsements from users in the restaurant, nursing home, floor coating, country club and health spa industries.

Distribution Methods

We plan to distribute our Ultra Grip Non-Slip products via the five market segments identified above, namely: (1) dealer sales, (2) direct sales, (3) wholesale sales, (4) network marketing sales, and (5) overseas bulk concentrate sales. We plan to develop 50 dealerships in exclusive territories throughout the United States, and to use our in-house staff to service "house accounts" for direct sales, wholesalers, network marketing programs, and overseas bulk concentrate sales.

Competition

The home and workplace safety market is fragmented. We have substantial competition in the development, manufacture and sale of our various products, and many of our competitors are more established than we are and have greater resources than we do. One of our major competitors is Ultra Shield Products International, Inc., a public company located in Rancho Cucamonga, California. Ultra Shield's last public SEC filing was a Form 8-K/A filed in June of 1999, describing a change in auditors, and their latest Form 10-QSB for the period ending 9/30/98 showed total assets of $709,211, total liabilities of $1,990,896, and net revenues of $395,960 for the 9 months ended 9/30/98.

Our competitive position in the market is that of a very small, untested newcomer. Through our test- marketing, we have identified several key "decision factors" our potential customers base their decisions on. Based on these decision factors, our primary competitive strategy is to offer superior quality, turn- around time, and pricing, as follows:

          Quality: Currently, our Non-Slip product can last approximately 2 years with proper application and maintenance, which is significantly more than any competitor we have identified in our market. The end-users of our products are very sensitive to quality issues. We plan to develop a reputation for excellence in product quality and plan to take all necessary steps to promote the "quality" label throughout our market.

         Turn-Around Time. Industry norms for turnaround time are estimated at approximately one week. By contrast, we have the ability to ship product within 72 hours of receiving an order. This improved turn around time, we estimate, will give us a selling advantage.

         Price. Competitors currently market degreasers and cleaners in this market at prices greater than our proposed pricing structure. Therefore, we believe we can achieve a price advantage over our competitors. Furthermore, our Non-Slip product can last approximately 2 years with proper application and maintenance, which also yields a long-term price advantage because customers will not have to reapply a non-slip coating as often with our product.

Principal Suppliers/Raw Materials

While our product formulas and formulation remain valuable trade secrets which should not be disclosed, we can say that our main raw materials are ammonium bifluoride, 2-butoxyethanol, methanol, and water. These raw materials are not particularly rare and are available from a number of different sources, if need be. The raw materials are plentiful enough that we do not foresee price or supply fluctuations having a material impact on our business.

Our Contract with WBM. Our principal supplier is Welker Brothers Marketing, Inc., a Florida corporation ("WBM"), with whom we have entered into an "exclusive" worldwide manufacturing and marketing agreement. The agreement was entered into on September 24, 1997. There are no provisions in the agreement limiting its length or providing for its termination. The agreement is exclusive as to all the world, except that we have reserved the right to market to as many dealers as we want, and to assist WBM with marketing to any other segment it requests. In the Agreement, WBM has agreed to provide ". . . at its sole cost and expense . . . raw materials (including water) . . . to produce, box and ship the finished product." In addition to the raw materials, WBM has agreed to provide, at its sole cost and expense, manufacturing facilities, necessary manufacturing equipment, all labor, warehousing, shipping facilities, packaging, labeling, bottling, and utilities to produce, box and ship the finished product in reasonable amounts necessary to meet the demand for our products. As part of the agreement with WBM, we have agreed to purchase and maintain in force, a six million dollar ($6,000,000) single limit products liability insurance policy with an A+ rated Florida insurance company which names WBM as a co-insured party under the policy. The Company has not yet obtained a liability policy, but is working at present with insurance brokers to obtain bids so as to allow a policy to be obtained by the Company.

In addition to the subject of raw materials, the Agreement provides that WBM, at its expense, shall be responsible for developing a marketing plan and providing a reasonably adequate sales force. WBM has also agreed to establish a proposed price list for our products in each market segment, which we have 10 days to object to.

In exchange for WBM's agreement to bear essentially all manufacturing and marketing costs, we granted WBM exclusive worldwide rights to manufacture and market our Ultra Grip products, except that we retained the right to market our product to as many dealers as we wish, and to assist WBM with any other phase of marketing its requests. WBM has currently requested that we assist it in all phases of marketing.

We and WBM have agreed to split the profits from the sale of Ultra Grip products as follows: we receive 80% of the profits (as calculated in the contract) for dealer sales; 50% of the profits for direct sales, network marketing, and product concentrate sales; and 20% of wholesale sales. WBM has contracted to provide us with financial reports 20 days after the end of the month at issue, and has given us a right to audit WBM's financial records to ensure accuracy of financial, profit-sharing reports.

Moreover, WBM agreed to be responsible for and to pay all costs for complying with environmental and other laws regarding the manufacturing process (other than the mixing of the chemicals and the product formula), and we agreed to be responsible for complying with all other laws regarding our products. This provision essentially places some responsibility on us and some on WBM. According to our arrangement with WBM, we have a chemist of our choice go to WBM's facility, take the raw materials from supplies WBM has on premises, and mix them in one of WBM's tanks. WBM then completes the manufacturing process by bottling, labeling and packaging the product. Thus, the regulatory issues depend on whether the incident arises from mixing the chemicals, or some other stage of manufacturing. So far, we have had no disputes with WBM about environmental compliance, and we do not foresee any disputes arising. So far, we have incurred no costs for environmental compliance that we know of.

Other material terms of the contract include the following: we granted WBM an exclusive license for the use of the trademarks and service marks Ultra Grip Non-Slip, Ultra Grip Cleaner and Ultra Grip Degreaser. We agreed to defend, at our expense, our products, trade names, and service marks. We agreed to indemnify and hold WBM harmless from any expenses or claims assessed against WBM as a result of their manufacturing our product or using our trade names and service marks. We agreed to maintain, at our expense, product liability insurance in the amount of five million dollars. Finally, we agreed to arbitrate any disputes arising under the contract.

Dependence on Major Customers

We are still in the developmental stage and have not yet achieved revenues. As a result, we do not have any major customers on whom we are dependent.

Patents/Trademarks/Copyrights

We do not plan to patent our product formulas or formulations, as we believe that foreign companies can copy the patented formula and circumvent U.S. patent laws. We also believe it is more cost-effective to protect our product formulas as trade secrets internally, rather than incurring the expense of going through the patent process and (in the case of patent infringement) the litigation process. We do not own any copyrights or trademarks, though we do plan to register our trademarks in the United States.

Environmental Laws

WBM has agreed to assume all responsibility and expense for complying with all laws, including environmental laws, as they apply to the manufacturing process, other than the mixing of the chemical ingredients. We have agreed to be responsible for complying with all other laws and regulations, including environmental laws, other than as applying to the manufacturing process. We believe any material type of environmental regulation would apply to the manufacturing process, for which WBM would be responsible, and not to our simply mixing chemicals or dealing with matters outside the factory.

Employees

We currently have 1 full-time employee and no part-time employees. We also routinely enter into independent contractor agreements or work for hire agreements with individuals to provide services on an as needed basis.

Reports to Security Holders

Our annual report will contain audited financial statements. We are not required to deliver an annual report to security holders and will not deliver a copy of the annual report to security holders unless they send us a formal request. We intend, from this date forward, to file all of our required information with the Securities and Exchange Commission ("SEC"). Before this form was filed, we had filed no other forms with the SEC. We plan to file with the SEC our Forms 10-KSB, 10-QSB, and all other forms that may be or become applicable to the Company.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms we file with the SEC have also been filed electronically and are available for viewing or copying on the SEC-maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address for this site is: http://www.sec.gov.

ITEM 2.           DESCRIPTION OF PROPERTY

Our principal place of business is an office at 120 International Parkway, Suite 262, Heathrow, Florida. On June 20, 2000, we entered into a month-to-month lease, terminable on 60 days notice. Base rent is $2,866 per month, plus utilities and a pro rata share of common area expense, taxes, and insurance. The Company is not currently current on its rent payments and the landlord is accruing rent at the present time on a verbal agreement to allow the Company to pay the accrued amount at a future date. We do not plan to acquire any new properties in the next year, nor to invest in real estate, real estate mortgages, or securities of persons who primarily engage in real estate investment. We do not lease or own any other real estate.

ITEM 3.           LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders during the period covered by this report.


                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

Market Identification. There is no public trading market for the Company's common stock.

Options, Warrants, Convertible Securities. The Company currently has issued 398,000,000 warrants, each exercisable for one share of common stock. There are 2 sets of warrants issued and outstanding (199,000,000 of each set, as adjusted for the 200:1 stock split of March 22, 2000), each with identical rights except that one set of warrants has an exercise price of $0.10 per share, and the other set of warrants has an exercise price of $0.15 per share. Each warrant entitles the holder to purchase one share of the Company's common stock at the exercise price, at any time up until the third anniversary of the issuance of the warrant. All warrants are adjustable in the event of a stock split or consolidation in the same proportion as the stock split or consolidation. The mere ownership of the warrant, without exercise, does not constitute the holder a shareholder of the Company.

Shares that Could Be Sold Under Rule 144 or to Be Registered. None of the 199,000,000 shares of the Company's common stock currently outstanding (as adjusted for the 1 to 200 forward stock split of March 22, 2000) could be sold pursuant to Rule 144 at the time of filing this Form 10-SB, due to the fact that current public information under Rule 144(c) has never been made available, either through Rule 15c2-11 disclosures or otherwise. 150,000,000 shares of the Company's common stock have been issued and outstanding for more than 2 years, but all of those shares are in the hands of affiliates and thus cannot be sold under Rule 144(k). All 199,000,000 shares of common stock have been issued and outstanding for more than one year, but almost all of those shares (190,000,000) have been held by affiliates of the Company (namely, L. Henry Sarmiento, Debra Sea, Fred Muniz, Howard Speigel, and Hudson Consulting), so that even if the Rule 144(c) current public information requirement had been met, the affiliates would be limited to selling only 1% each (i.e., 1,990,000 shares) per quarter. There are no agreements to register any of the shares of the Company's common stock.

Shareholders. As of June 30, 2001, there were 6 shareholders of record of the common stock of the Company. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

Dividends. The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

Recent Sales of Unregistered Securities. The Company has issued no unregistered securities during the period covered by this report. Unregistered securities sold by the Company during the past three year period are reported in the Company's Form 10 SB filed October 16, 2000, and amendments thereto.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a development-stage company, organized since September 1998, which has not yet generated any revenues from operations in either of the last two fiscal years. We have, however, actually produced, bottled, and labeled (in limited quantities) all three of our Ultra Grip products. We have a proprietary formula and formulation for our Ultra Grip Non-Slip product line.

We have completed much of our development process. We have entered into an exclusive manufacturing and marketing agreement with Welker Brothers Marketing, Inc., a Florida corporation ("WBM") for exclusive worldwide rights to manufacture and market our products in exchange for a large share of the profits from sales of our products (80% of profits from dealer sales; 50% of profits from direct, network marketing, and product concentrate sales, and 20% of wholesale sales). We have also developed labeling and brochures for our products; hired a chemist (Fred Muniz, one of our major shareholders) to mix our product formulas in the WBM factory; and performed initial test marketing and obtained numerous written endorsements for the products.
PLAN OF OPERATIONS FOR THE NEXT 12 MONTHS

For the next 12 months, our plan is to achieve the following milestones:

(1) Generate sales to $2,000,000 over the next 12 months for our combined product mix.

(2) Hire a secretary, marketing manager, and sales manager by the end of the 3rd quarter of 2001.

(3) Focus selling efforts in the dealer, wholesale, and direct sale market segments for the next 12 months.

(4) Sign contracts with at least 10 distributors in 10 different territories of the U.S. within the next 12 months. We plan to sign distributors in a territory who will act as dealers themselves and be able to hire a number of dealers to work for them in subdivided areas of each territory. As part of this plan, each dealer will need 2 employees (1 trained as the "applicator" to properly apply the Non- Slip product and 1 trained as the "water person" to water the Non-Slip product as part of its application). We believe these are somewhat skilled positions and plan to pay the applicator $15 per hour and the water person $10 per hour in order to attract better, more conscientious employees and ensure quality application of our product. In order to sign these distributors, we plan to have management visit at least one major distribution prospect each week. We also plan to contact enough potential dealers each week so that at least 2 contacts per week will accept a "sample package" along with a proposal letter.

(5) Sign contracts with at least 100 "house accounts" during the next 12 months, for direct sales to high-volume end-users such as airports, hospitals, universities and other institutional users. In order to generate these accounts, we plan to have our sales force contact at least ten viable prospects daily, and arrange for management to personally visit at least 2 major prospects per week.

(6)  Sign contracts with at least 2 major wholesalers during the next 12 months.

(7)  Participate in one trade show for each quarter of the year.

(8) Develop a web site by the end of the 3rd quarter of 2001, which will facilitate sales and marketing.


Meeting Cash Requirements

The Company generated no cash flow from general operations during the period ended December 31, 2000. The Company has generated no cash flow from financing activities since $20,800 was generated during the fiscal year ended December 31, 1999.

The Company has funded its cash needs over the past three years through the issuance of its common stock, as well as obtaining a $20,000 loan from Copytec Partnership. The Company has no cash on hand at present. The Company's major expense at the present time is rent on its office space, which is being handled through an accruing payable to the landlord. The Company is also accruing debt for employee salaries. The Company believes that it can satisfy its cash needs for the next twelve months through the sale of additional shares of its common stock pursuant to a registration statement or an appropriate exemption from registration, or from contributions from its existing management or shareholders, or by obtaining bank, private and/or equity financing. In order to continue operations, such financing arrangements during the next 12 months will be necessary. However, there is no guarantee that the Company will be able to raise additional funds from borrowing or the sale of its securities, and neither management nor shareholders have made any commitments to make contributions of any particular size to the Company.

Going Concern

The Company has had no sales and has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plan with regard to these matters is to seek further equity funding to allow the Company to complete its development stage and move into successful operations. However, in order to support ongoing operations for the next twelve-month period, additional financing must be obtained either through sale of equity, management contributions, or borrowing.

Expected Research & Development Over the Next 12 Months

The Company does not expect to engage in any additional research or development over the next 12 months.

Expected Purchase/Sale of Plant or Equipment

The Company does not expect to engage in any purchases or sales of plant or equipment over the next 12 months.

Expected Significant Change in Number of Employees

We plan to increase our number of full-time employees from 1 (currently) to 5 (by the end of the 3rd quarter of 2001), by adding a secretary, general manager, marketing manager, and sales manager.

ITEM 7.           FINANCIAL STATEMENTS

         The Company's financial statements for the fiscal year ended December 31, 2000 are attached hereto as pages F-1 through F-10.










                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)

                              Financial Statements

                                December 31, 2000


                   (With Independent Auditors' Report Thereon)

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)

                                Table of Contents




Independent Auditors' Report.................................................F-3


Financial Statements:

         Balance Sheet.......................................................F-4

         Statements of Operations............................................F-5

         Statements of Stockholders' Equity..................................F-6

         Statements of Cash Flows............................................F-7


Notes to Financial Statements................................................F-8

                      Parks, Tschopp, Whitcomb & Orr, P.A.
                          Certified Public Accountants
                     2600 Maitland Center Parkway, Suite 330
                             Maitland Florida 32751
                            Telephone (407) 875-2760


                          Independent Auditors' Report


The Board of Directors
International Solubles Corporation:

We have audited the accompanying balance sheet of International Solubles Corporation (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999, and the cumulative period from September 21, 1998 (date of inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Solubles Corporation (a development stage company) as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, and the cumulative period from September 21, 1998 (date of inception) through December 31, 2000, in conformity with generally accepted accounting principles.


/s/ Parks, Tschopp, Whitcomb & Orr, P.A.
------------------------------------------------



June 8, 2001

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEET


                                                                    December 31,
                                                                         2000
                                           ASSETS
Current assets
          Due from shareholders                                             600
                                                                     ----------
                                                                            600
                                                                     ==========

         LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)

Current liabilities
          Accounts payable and accrued expense                          115,100
          Notes payable, shareholders (note 2)                           20,000
                                                                     ----------
                    Total current liabilities                           135,100
                                                                     ----------

          Stockholders' equity
                    Common stock, no par value, 900,000,000 shares
                    Authorized with 199,000,000 shares issued and
                    Outstanding at December 31, 2000                     87,850
          Deficit accumulated in the development stage                 (222,350)
                                                                    ----------
                    Total stockholders' equity                         (134,500)
                                                                    ----------
Commitments (notes 2 and 3)
                    Total liabilities and stockholders'equity     $         600
                                                                    ==========




                 See Accompanying Notes To Financial Statements

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                               Year Ended             Year Ended          Period from
                                                              December 31,           December 31,        September 21,
                                                                  2000                   1999                 1998
                                                                                                           (inception)
                                                                                                             through
                                                                                                            December 31,
                                                                                                              2000
                                                          --------------------      ------------------     ----------------

Revenue                                                 $                    -    $                 -   $                 -
                                                          --------------------      -----------------      ----------------

Costs and expenses
          Product development and                                            -                      -                20,000
marketing
          General and administrative                                    40,000                139,250               200,050
          Interest expense                                                 900                  1,400                 2,300
                                                          --------------------      -----------------      ----------------
                    Total costs and expenses                            40,900                140,650               222,350
                                                          --------------------      -----------------      ----------------
                    Net loss                                           (40,900)              (140,650)             (181,550)
                                                          --------------------      -----------------      ----------------

Weighted average number of shares
outstanding                                                        199,000,000            194,500,000           194,500,000
                                                          ====================      =================      ================

Net loss per share                                                           -                (.0007)                (.001)
                                                          ====================      =================      ================


                 See Accompanying Notes To Financial Statements

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)

                        Statement of Stockholders' Equity

                                                         Common Stock             Deferred      Accumulated       Total
                                                 Shares             Amount      Compensation     Deficit       Stockholders'
                                                                                                                  Equity
Common stock issued to founding directors         800,000    $           800               -              -             800
Common stock issued for services                  150,000             75,000         (75,000)             -               -
Net loss                                                -                  -               -       (40,800)         (40,800)
                                             ------------      -------------     -----------    -----------     -----------
Balances at December 31, 1998                     950,000             75,800         (75,000)      (40,800)         (40,000)
                                             ============      =============     ===========    ===========     ===========
Cancellation of shares                           (200,000)              (200)               -              -           (200)
Common shares issued for services                 245,000             12,250               -              -          12,250
Accrued stock issuance                                  -                  -          75,000              -          75,000
Net loss                                                -                  -               -      (140,650)        (140,650)
                                             ------------      -------------     -----------    -----------     -----------
Balances at December 31, 1999                     995,000             87,850               -      (181,450)         (93,600)
Effect of 200 for 1 stock split               198,005,000                  -               -              -               -
Net loss                                                -                  -               -       (40,900)         (40,900)
                                             ------------      -------------     -----------    -----------     -----------
Balances at December 31, 2000                 199,000,000             87,850               -      (222,350)        (134,500)
                                             ============      =============     ===========    ===========     ===========


                 See accompanying notes to financial statements.

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                    Year Ended       Year Ended       Period
                                                                    December         December           from
                                                                    31, 2000         31, 1999         September
                                                                                                      21, 1998
                                                                                                     (inception)
                                                                                                       through
                                                                                                      December
                                                                                                      31, 2000

Cash flows from operating activities:
     Net loss                                                    $    (40,900)   $    (140,650)   $     (222,350)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
          Common stock issued for services                                  -           87,050            87,050
           Change in operating assets and liabilities
                 Due from shareholder                                       -              200              (600)
                 Accounts payable                                      40,900           53,400           115,100
                                                                  -----------     ------------     -------------
            Net cash used in operating activities                           -                -           (20,800)
                                                                  -----------     ------------     -------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                 -                -               800
     Proceeds from issuance of notes payable                                -                -            20,000
                                                                  -----------     ------------     -------------
          Net cash provided by financing activities                         -                -            20,800
                                                                  -----------     ------------     -------------

          Net increase in cash                                              -                -                 -
                                                                  -----------     ------------     -------------
Cash at beginning of period                                                 -                -                 -
                                                                  -----------     ------------     -------------
Cash at end of period                                            $          -    $           -    $            -
                                                                  ===========     ============     =============

                 See Accompanying Notes To Financial Statements

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements

                                December 31, 2000



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

     Development stage operations for the period ended December 31, 2000 resulted in a net operating loss. It is uncertain whether any tax benefit of net operating loss will be realized in future periods. Accordingly, no income tax provision has been recognized in the accompanying financial statements. At December 31, 2000, the Company has net operating loss carryforwards of approximately $200,000 which will expire beginning in 2019.

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements


(1)

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

(2) Notes Payable

Notes payable consist of the following at December 31, 2000:


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no changes in or disagreements with its accountants since inception.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors, executive officers, control persons, and significant employees of the Company, their respective ages, and positions with the Company are as follows:


     Name                   Age             Positions
L. Henry Sarmiento          77       Director, Chairman of Board, CEO, President
Debra L. Sea                45       Director, Secretary, Treasurer
Fred Muniz                  43       Director and Chief Chemist
Howard A. Speigel           55       Counsel to the Company

L. Henry Sarmiento, age 77, has served as a director of the Company since his appointment by the incorporators of the Company on September 21, 1998, and will continue to serve until the next annual meeting of the shareholders in September of 2001. Mr. Sarmiento has also served as CEO and President of the Company since his appointment by the incorporators on September 21, 1998, and he will continue to serve in those capacities until the Board of Directors determines otherwise. Mr. Sarmiento received a law degree from the Libre University of Santa Fe de Bogota, Colombia in 1942, and was a licensed attorney in Colombia. He received a Bachelor of Arts degree in banking and finance from Columbia University, New York City in 1952 and studied at the London School of Economics from 1953-55. He was a partner of Willis E. Burnside & Co., Investment Bankers, in New York City from approximately 1960 to 1985, when the owner died and the firm was dissolved. He has also served as CFO of Vittoria Witterman Ltd. of Torino, Italy; President of Solutions de Espana, S.L., Marbella, Spain; and President of Sure Step Ultra-Grip Non-Slip in Sidney, Australia and London, United Kingdom. During the past 5 years, Mr. Sarmiento has engaged in financial and legal consulting for clients. He also acted as president of Solutions de Espana and Sure Step Ultra-Grip of Sidney and London, companies which also produced non-slip and cleaning products, until 1996 when he retired and the companies ceased operations.

Debra L. Sea, 45, has served as a director of the Company since her appointment by the incorporators of the Company on September 21, 1998, and will continue to serve until the next annual meeting of the shareholders in September of 2001. She has also served as secretary and treasurer of the Company since her appointment by the incorporators of the Company on September 21, 1998, and will continue to serve until the Board of Directors determines otherwise. Ms. Sea obtained a Bachelor of Arts degree in psychology from Purdue University in West Lafayette, Indiana in 1990, and obtained a Master of Arts degree in counseling from Webster University in Altamonte Springs, Florida in 1997. Since 1995, Ms. Sea has worked as a children's targeted case manager and a counselor for "Our" Children First in Daytona Beach, as well as a counselor for the Children's Home Society at the Pine Hills Neighborhood Center in Orlando, Florida. Ms. Sea works in the Company's office approximately 10 hours per week, where she focuses on marketing and contact with potential clients.

Fred Muniz, 43, has served as a director of the Company since his appointment by the incorporators of the Company on September 21, 1998, and will continue to serve until the next annual meeting of the shareholders in September of 2001. Has 20 years of experience in chemistry, product development, production planning and plant management. Mr. Muniz obtained his Bachelor of Science degree in Biology and Chemistry from the Inter-American University in Puerto Rico in 1979. From 1979 to 1982, he worked as a quality control auditor for Roche Products, Inc., a subsidiary of Hoffman LaRoche, a large, international health care company. From 1982 to 1989, Mr. Muniz worked in production planning and inventory control for Key Pharmaceuticals, a subsidiary of Schering Plough, another large health care company. From 1989 to 1992, he served as plant manager for Cosmetic Concepts, Inc., where he was responsible for manufacturing and production of skin care products, as well as formulation and development of skin care and sun care products. From 1992 to 1997, he was chief chemist and plant manager for Pro-Ma Systems USA Inc., where he was responsible for development, production, and distribution of skin care, sun care and nutritional products. From 1997 to 1998, he was a chemist and formulator for Hawaiian Tropic, Tanning Research Institute, where he developed sunscreen products, worked with oil and water, micro-emulsions, gels and colloidal suspensions, and performed trouble-shooting to correct manufacturing problems related to formulas. From 1998 to the present, Mr. Muniz has worked as a senior development scientist for Smith & Nephew, a publicly traded health care company with a market capitalization of approximately 40 billion dollars, headquartered in England and traded on the New York Stock Exchange, where he has been responsible for managing the development of wound treatments. Mr. Muniz devotes less than 5 hours per month, on average, to our Company's business. However, his role in the Company is an important one, because he is our chemist who mixes the chemical formulations for our products at WBM's facility.

Howard A. Speigel, 55, is currently outside counsel to the Company and an owner of more than 5% of the Company's outstanding stock. Mr. Speigel obtained a Bachelor of Science degree from the University of Maryland, College Park, Maryland, in 1967, and before commencing law school in 1969 practiced accounting with the national CPA firm of Price, Waterhouse & Co. Mr. Speigel was granted a Juris Doctor degree from the American University, Washington College of Law, Washington, D.C., in 1971, attending night school for his final year and working full time with the Internal Revenue Service as a tax law specialist. From 1972 through 1976, Mr. Speigel was a partner in the firm of Sigman and Speigel, Attorneys at Law, practicing in the Orlando metropolitan area, and from that time until the present has operated a sole practitioner's practice emphasizing corporate and business law.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 2000 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM  10.         EXECUTIVE COMPENSATION

Compensation of Executives

The following table provides summary information for the period from September

21, 1998 to December 31, 2000 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the Chief Executive Officer and the President of the Company. Except as indicated below, no officer or employee of the Company received a total salary and bonus exceeding $100,000 during the periods reflected. Stock-based compensation has been adjusted (in most cases, retroactively) to reflect a 1 for 200 forward stock split effected on March 22, 2000.

                           SUMMARY COMPENSATION TABLE

                                         Annual Compensation                               Long Term Compensation
                                                                                    Awards                       Payouts
                                                                                         Securities
                                                                          Restricted     Underlying
                                                         Other Annual        Stock        Options         LTIP        All Other
     Name and                    Salary       Bonus      Compensation      Award(s)         SARs         payouts     Compensation
Principal Position    Year        ($)          ($)            ($)             ($)           (#)            ($)           ($)
L. Henry Sarmiento,   2000        $41,600(1)         -                -              -              -            -                -
   Director, CEO,     1999        $41,600(1)         -                -              -   120,000,000(3)          -                -
   President          1998        $11,200(1)         -                -             0(2)            -            -                -

Employment Agreements

Effective September 21, 1998, the Company entered into an employment agreement with L. Henry Sarmiento, the Company's Chairman, President, and CEO, for an indefinite period of time, terminable by either party upon 30 days written notice. Pursuant to this agreement, Mr. Sarmiento is entitled to receive a base salary of $800 per week ($41,600 per year), plus reimbursement for necessary expenses incurred while traveling at the employer's direction. Mr. Sarmiento has received no cash payments of salary to date. The balance of the salary due to Mr. Sarmiento under the terms of his employment contract are accrued to date, but not paid. The employment agreement contains no provisions to compensate Mr. Sarmiento if he resigns, retires, otherwise has his employment terminated, or if there is a change in control.

Beginning September 21, 1998 and ending in April, 1999, the Company had an employment agreement with Van Sea to act as the Company's general manager, for an indefinite period of time, terminable by either party upon 30 days written notice. The agreement was terminated in April, 1999. Pursuant to this agreement, Mr. Sea was entitled to receive a base salary of $800 per week ($41,600 per year), plus reimbursement for necessary expenses incurred while traveling at the employer's direction. Mr. Sea has received no cash payments of salary to date. The balance of the salary due to Mr. Sea under the terms of his employment contract were accrued, but not paid.

Compensation of Directors

There are currently no agreements to pay Directors for their service on the Company's Board of Directors.

-------------

(1)Accrued but neither paid by the Company nor received by the employee.

(2)Restricted stock award of 400,000 restricted shares of common stock, later reduced to 300,000 shares, and then adjusted to 60,000,000 shares by virtue of a 200:1 forward stock split, all shares valued at $0.00 because the book value of the stock is currently less than $0.00, and has been since inception, and the stock has no par value and no market.

(3)600,000 warrants issued on July 7, 1999, each of which can be exchanged for one share of common stock at any time until July 7, 2002, adjusted for a 200:1 forward stock split, and each valued at $0.00 because the book value of the stock is currently less than $0.00, and has been since inception, and the stock has no par value and no market.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's Common Stock as of June 30, 2001, with respect to: (i) each person known to the Company to be the beneficial owner of more than 5 percent of the Company's Common Stock, (ii) all directors; and (iii) directors and executive officers as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of June 30, 2001, there were 199,000,000 shares of outstanding common stock.

 Title of Class         Name and Address of Beneficial Owner                          Amount and Nature of        Percent of
                                                                                      Beneficial Ownership          Class

Common Stock             L. Henry Sarmiento                                                60,000,000            30.15 %
Par Value $0.001         Director and CEO
                         952 Lake Destiny Rd. Suite F                                    (180,000,000)(1)        30.15 %(1)
                         Altamonte Springs, Florida 32714

Common Stock             Debra L. Sea                                                      60,000,000            30.15 %
Par Value $0.001         Director and Secretary/Treasurer
                         1126 Druid Road                                                 (180,000,000)(1)        30.15 %(1)
                         Maitland, Florida 32751

Common Stock             Fred Muniz                                                        20,000,000            10.05 %
Par Value $0.001         Director, Chief Chemist
                         c/o International Solubles Corporation                           (60,000,000)(1)        10.05 %(1)
                         120 International Parkway, Suite 262
                         Heathrow, Florida 32746

Common Stock             Hudson Consulting Group, Inc.(2)                                  40,000,000            20.10 %
Par Value $0.001         268 West 400 South, Suite 300
                         Salt Lake City, UT 84101                                        (120,000,000)(1)        20.10 %(1)

Common Stock             Howard Spiegel                                                    10,000,000             5.03 %
Par Value $0.001         Attorney at Law
                         1133 Louisiana Avenue, Suite 214                                 (30,000,000)(1)         5.03 %(1)
                         Winter Park, Florida 32789

Common Stock             Directors and Officers as a Group                                130,000,000            70.35 %
Par Value $0.001                                                                         (390,000,000)(1)        70.35 %(1)

----------------------

(1) These numbers include 2 warrants (one exercisable at $0.10 per share, and one exercisable at $0.15 per share) for each share of common stock held by each person listed herein, and assume that all warrants are exercised. All warrants are exercisable at any time until July 7, 2002, and thus all warrants could be exercised within the next 60 days.

(2) The controlling beneficial owners of Hudson Consulting Group, Inc. are as follows: Hudson is owned, roughly 90%, by Diversified Holdings I, Inc., which in turn is roughly 90% owned by AXIA Group, Inc., a public company where Wichita Development Corporation, a public company, and Richard D. Surber are the only shareholders who own more than 10% of its stock. Richard D. Surber, President of Hudson, Diversified Holdings I, Inc., Wichita Development Corporation, and Axia has beneficial ownership of the shares owned by the respective corporations attributed to him.

Changes in Control. There are no arrangements that will result in a change in control of the Company.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 21, 1998, the Company and president L. Henry Sarmiento entered into an employment agreement which extends for an indefinite period of time and provides for annual compensation of $41,600 and reimbursement of necessary expenses incurred while traveling at the direction of the Company.

On September 21, 1998, the Company issued a promissory note for $20,000 to Copytec, a related party by virtue of the fact that it was the employer of Van Sea, who was then the Company's general manager and is now the husband of Company director Debra L. Sea. The note was issued in payment for chemicals (raw materials) used in the manufacturing of our products. The note bears interest at the rate of 7% per annum, payable upon the generation of excess cash flows, but due no later than September, 2001.

On January 19, 1999, the Company entered into a one year consulting agreement with Hudson Consulting Group, Inc. (Hudson). Upon the expiration of a one year period, the agreement provides for the agreement to continue on a month to month basis for so long as the parties may desire. Pursuant to the agreement, Hudson agreed to assist the Company, on an as needed basis, with the following:

          A. Assist Client with the preparation and delivery of a Form 15c2-11 for International Solubles Corporation;

          B. Introduction of the client to broker-dealers who can assist Client and examine the potential of making a market in International Solubles Corporation's common stock;

          C. Consulting with Client in the requirements of becoming a non-reporting public entity;

          D. Consulting with and assisting Client in the techniques and preparation of documents for raising capital and acquiring financing, loans and other sources of capital;

          E. Use its best efforts in completion of the process in obtaining a quote and locating a broker that will make a market in International Solubles Corporation's common stock; and

          F. In the event that the NASD adopts rules or regulations that would prevent non-reporting public entities from trading on the OTC-BB, consult with Client as to the options available to create a reporting public entity or seek a market for the trading of International Solubles Corporation's securities.

On July 7, 1999, the Company issued 200,000 shares of common stock to Hudson as an initial engagement fee pursuant to the agreement. According to the agreement, the Company has agreed to pay Hudson $100,000 in cash or stock, such sum to become due and payable upon the Company's common stock being publicly quoted. Hudson currently holds 40,000,000 shares (the original 200,000 adjusted for a 200:1 forward stock split effected March 22, 2000), equaling appriximately 20 % of the Company's issued and outstanding common stock. Also on July 7, 1999, the Company issued Hudson 400,000 warrants (200,000 exercisable for one share of common stock each, at an exercise price of $0.10 each, and another 200,000 warrants exercisable for one share of common stock each, at an exercise price of $0.15 each). These warrants have also been adjusted in proportion to the 200:1forward stock split effected March 22, 2000, and are therefore equal to 80,000,000 outstanding warrants.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 20 of this Form 10-KSB, which is incorporated herein by reference.

(b)      Reports on Form 8-K.

No reports on Form 8-K were filed during the period covered by this report

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of July, 2001.


                          International Solubles Corporation

                           L. Henry Sarmiento
                          ------------------------------------------
                          L. Henry Sarmiento, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signatures          Title                  Date

L. Henry Sarmiento
-----------------------
L. Henry Sarmiento          Director and CFO       July 13, 2001


Debra L. Sea
-----------------------     Director               July 13, 2001
Debra L. Sea


 /s/ Fred Muniz             Director               July 13, 2001
----------------------
Fred Muniz

                                INDEX TO EXHIBITS

Exhibit             Page
No.        No. Description

2(i)       *   Articles of Incorporation of International Solubles Corporation
               dated 9/17/98

2(ii)      *   Articles of Amendment to Articles of Incorporation, dated 3/23/00

2(iii)     *   Bylaws of International Solubles Corporation

3(i)       *   Share Purchase Warrant Certificate (exercise price of $0.10 per share)

3(ii)      *   Share Purchase Warrant Certificate (exercise price of $0.15 per share)

6(i)       *   Exclusive Worldwide Manufacturing and Marketing Agreement,
               dated 9/24/97

6(ii)      *   Employment Agreement with L. Henry Sarmiento, dated 9/21/98

6(iii)     *   Employment Agreement with Van Sea,  dated 9/21/98

6(iv)      *   Promissory Note, dated 9/21/98

6(v)       *   Consulting Agreement between Hudson Consulting Group, Inc. and
               International Solubles Corporation, dated 1/19/99

6(vi)      *   Lease Agreement, dated 6/20/00

23        18   Consent of Accountant

* Incorporated by reference from Form 10-SB filed October 16, 2000.

                                (Letterhead of)
                      Parks, Tschopp, Whitcomb & Orr, P.A.
                          Certified Public Accountants
                     2600 Maitland Center Parkway, Suite 330
                             Maitland Florida 32751
                            Telephone (407) 875-2760


The Board of Directors
International Solubles Corporation:

We consent to the use of our report dated June 8, 2001 in the Form 10-KSB of International Solubles, Inc. and to the reference to our firm under the heading "Experts" therein.


/s/ PARKS, TSCHOPP, WHITCOMB & ORR, P.A.
------------------------------------------------
Maitland Florida
July 13, 2001