Form 10KSB/A
period 2000-12-31
INTERNATIONAL SOLUBLES CORP
filed 2001-08-24
CIK 1126307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

         Price. Competitors currently market degreasers and cleaners in this market at prices greater than our proposed pricing structure. Since 1998, the Company has been surveying wholesale and retail prices for degreasers and cleaners. The Company's products are priced at wholesale and retail levels below the wholesale and retail prices of its known competitors. Therefore, we believe we have a price advantage over our competitors and will continue to do so until such time as the competition lowers its prices. Furthermore, our Non-Slip product can last approximately 2 years with proper application and maintenance, which is a period in excess of the effective life of known competitive products. The longer life of our product provides a possible price advantage because customers will not have to reapply a non-slip coating as often when using our product.

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

The Company has funded its cash needs over the past three years through the issuance of its common stock, as well as obtaining a $20,000 loan from Copytec Partnership. The Company has no cash on hand at present. The Company presently has minimal operations and has no substantial marketing or sales force. In order to grow the Company to the point where it can carry out its business plan, the Company will need to obtain additional debt or equity financing. If such financing is not forthcoming, the Company will be unable to carry out its business plan, as described herein. The Company's major expense at the present time is rent on its office space, which is being handled through an accruing payable to the landlord. The Company is also accruing debt for employee salaries. The Company believes that it can satisfy its cash needs for the next twelve months through the sale of additional shares of its common stock pursuant to a registration statement or an appropriate exemption from registration, or from contributions from its existing management or shareholders, or by obtaining bank, private and/or equity financing. In order to continue operations, such financing arrangements during the next 12 months will be necessary. However, there is no guarantee that the Company will be able to raise additional funds from borrowing or the sale of its securities, and neither management nor shareholders have made any commitments to make contributions of any particular size to the Company.

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


/s/ Parks, Tschopp, Whitcomb & Orr, P.A.
----------------------------------------


June 8, 2001

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)

BALANCE SHEET


                                                                   December 31,
                                                                      2000
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
                                                                    ==========




                 See Accompanying Notes To Financial Statements

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                            Year Ended             Year Ended          Period from
                                                           December 31,           December 31,        September 21,
                                                               2000                   1999                 1998
                                                                                                       (inception)
                                                                                                         through
                                                                                                       December 31,
                                                                                                           2000
                                                          ----------------------- -------------------- --------------------

Revenue                                                 $                    -    $                 -   $                 -
                                                          --------------------      -----------------      ----------------

Costs and expenses
          Product development and                                            -                      -                20,000
marketing
          General and administrative                                    40,000                139,250               200,050
          Interest expense                                                 900                  1,400                 2,300
                                                          --------------------      -----------------      ----------------
                    Total costs and expenses                            40,900                140,650               222,350
                                                          --------------------      -----------------      ----------------
                    Net loss                                           (40,900)              (140,650)             (181,550)
                                                          --------------------      -----------------      ----------------

Weighted average number of shares
outstanding                                                        199,000,000            194,500,000           194,500,000
                                                          ====================      =================      ================

Net loss per share                                                           -                 (.0007)                (.001)
                                                          ====================      =================      ================



                 See Accompanying Notes To Financial Statements

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)

                        Statement of Stockholders' Equity

                                                          Common Stoc    k       Deferred      Accumulated        Total
                                                      Shares        Amount     Compensation      Deficit       Stockholders'
                                                                                                                  Equity
Common stock issued to founding directors          800,000    $          800              -               -            800
Common stock issued for services                   150,000            75,000        (75,000)              -              -
Net loss                                                 -                 -              -         (40,800)       (40,800)
                                             -------------     -------------    -----------    ------------    -----------
Balances at December 31, 1998                      950,000            75,800        (75,000)        (40,800)       (40,000)
                                             =============     =============    ===========    ============    ===========
Cancellation of shares                            (200,000)             (200)             -               -           (200)
Common shares issued for services                  245,000            12,250              -               -         12,250
Accrued stock issuance                                   -                 -         75,000               -         75,000
Net loss                                                 -                 -              -        (140,650)      (140,650)
                                             -------------     -------------    -----------    ------------    -----------
Balances at December 31, 1999                      995,000            87,850              -        (181,450)       (93,600)
Effect of 200 for 1 stock split                198,005,000                 -              -               -              -
Net loss                                                 -                 -              -         (40,900)       (40,900)
                                             -------------     -------------    -----------    ------------    -----------
Balances at December 31, 2000                  199,000,000            87,850              -        (222,350)      (134,500)
                                             =============     =============    ===========    ============    ===========


                 See accompanying notes to financial statements.

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                    Year Ended        Year Ended           Period
                                                                     December          December             from
                                                                     31, 2000          31, 1999           September
                                                                                                          21, 1998
                                                                                                         (inception)
                                                                                                           through
                                                                                                           December
                                                                                                          31, 2000
                                                                  -------------    ----------------    --------------
Cash flows from operating activities:
     Net loss                                                    $     (40,900)    $      (140,650)    $    (222,350)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
          Common stock issued for services                                    -              87,050            87,050
           Change in operating assets and liabilities
                 Due from shareholder                                         -                 200             (600)
                 Accounts payable                                        40,900              53,400           115,100
                                                                   ------------     ---------------     -------------
            Net cash used in operating activities                             -                   -          (20,800)
                                                                   ------------     ---------------     -------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                   -                   -               800
     Proceeds from issuance of notes payable                                  -                   -            20,000
                                                                   ------------     ---------------     -------------
          Net cash provided by financing activities                           -                   -            20,800
                                                                   ------------     ---------------     -------------

          Net increase in cash                                                -                   -                 -
                                                                   ------------     ---------------     -------------
Cash at beginning of period                                                   -                   -                 -
                                                                   ------------     ---------------     -------------
Cash at end of period                                            $            -    $              -    $            -
                                                                   ============     ===============     =============



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

(2)  Notes Payable

Notes payable consist of the following at December 31, 2000:

     Promissory note to related party bearing interest at 7% payable upon the $ generation of excess cash flows, but no later than September, 2001.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors, executive officers, control persons, and significant employees of the Company, their respective ages, and positions with the Company are as follows:


      Name               Age           Positions
---------------------   -----    ---------------------------------------------
L. Henry Sarmiento       77       Director, Chairman of Board, CEO, President
Debra L. Sea             45       Director, Secretary, Treasurer
Fred Muniz               43       Director and Chief Chemist
Howard A. Speigel        55       Counsel to the Company

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

                                            SUMMARY COMPENSATION TABLE

                                         Annual Compensation                               Long Term Compensation
                     ---------------------------------------------------  ----------------------------------------------------------
                                                                                    Awards                       Payouts
                                                                          ---------------------------    ---------------------------
                                                                                         Securities
                                                                          Restricted     Underlying
                                                         Other Annual        Stock        Options          LTIP        All Other
     Name and                    Salary       Bonus      Compensation      Award(s)         SARs          payouts     Compensation
Principal Position    Year        ($)          ($)            ($)             ($)           (#)             ($)           ($)
-------------------- ------      ----------  ----------  ---------------  ------------  -------------    -----------  --------------
L. Henry Sarmiento,   2000        $41,600(1)         -                -              -              -            -                -
   Director, CEO,     1999        $41,600(1)         -                -              -   120,000,000(3)          -                -
   President          1998        $11,200(1)         -                -             0(2)            -            -                -


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

     Title of Class       Name and Address of Beneficial Owner          Amount and Nature of       Percent of
                                                                         Beneficial Ownership       Class
--------------------     --------------------------------------         -------------------   -------------------
Common Stock             L. Henry Sarmiento                                  60,000,000            30.15 %
Par Value $0.001         Director and CEO
                         952 Lake Destiny Rd. Suite F                      (180,000,000)(1)        30.15 %(1)
                         Altamonte Springs, Florida 32714
--------------------     --------------------------------------         -------------------   -------------------
Common Stock             Debra L. Sea                                        60,000,000            30.15 %
Par Value $0.001         Director and Secretary/Treasurer
                         1126 Druid Road                                   (180,000,000)(1)        30.15 %(1)
                         Maitland, Florida 32751
--------------------     --------------------------------------         -------------------   -------------------
Common Stock             Fred Muniz                                          20,000,000            10.05 %
Par Value $0.001         Director, Chief Chemist
                         c/o International Solubles Corporation             (60,000,000)(1)        10.05 %(1)
                         120 International Parkway, Suite 262
                         Heathrow, Florida 32746
--------------------     --------------------------------------         -------------------   -------------------
Common Stock             Hudson Consulting Group, Inc.2                      40,000,000            20.10 %
Par Value $0.001         268 West 400 South, Suite 300
                         Salt Lake City, UT 84101                          (120,000,000)(1)        20.10 %(1)
--------------------     --------------------------------------         -------------------   -------------------
Common Stock             Howard Spiegel                                      10,000,000             5.03 %
Par Value $0.001         Attorney at Law
                         1133 Louisiana Avenue, Suite 214                   (30,000,000)(1)         5.03 %(1)
                         Winter Park, Florida 32789
--------------------     --------------------------------------         -------------------   -------------------
Common Stock             Directors and Officers as a Group                  130,000,000             70.35 %
Par Value $0.001                                                           (390,000,000)(1)         70.35 %1

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

On July 7, 1999, the Company issued 200,000 shares of common stock to Hudson as an initial engagement fee pursuant to the agreement. According to the agreement, the Company has agreed to pay Hudson $100,000 in cash or stock, such sum to become due and payable upon the Company's common stock being quoted on the NASDAQ Over-The-Counter Bulletin Board Quotation System. Hudson currently holds 40,000,000 shares (the original 200,000 adjusted for a 200:1 forward stock split effected March 22, 2000), equaling appriximately 20 % of the Company's issued and outstanding common stock. Also on July 7, 1999, the Company issued Hudson 400,000 warrants (200,000 exercisable for one share of common stock each, at an exercise price of $0.10 each, and another 200,000 warrants exercisable for one share of common stock each, at an exercise price of $0.15 each). These warrants have also been adjusted in proportion to the 200:1forward stock split effected March 22, 2000, and are therefore equal to 80,000,000 outstanding warrants.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 20 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this report

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of August, 2001.


                     International Solubles Corporation


                       /s/ L Henry Sarmiento
                     --------------------------------------------
                     L. Henry Sarmiento, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signatures                    Title                   Date



  /s/ L Henry Sarmiento               Director and CFO        August 20, 2001
------------------------------
L. Henry Sarmiento


   /s/ Fred Muniz                     Director                August 20, 2001
----------------------------------
Fred Muniz

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

6(ii)      *        Employment Agreement with L. Henry Sarmiento, dated 9/21/98

6(iii)     *        Employment Agreement with Van Sea,  dated 9/21/98

6(iv)      *        Promissory Note, dated 9/21/98

6(v)       *        Consulting Agreement between Hudson Consulting Group, Inc.
                    and International Solubles Corporation, dated 1/19/99

6(vi)      *        Lease Agreement, dated 6/20/00


* Incorporated by reference from Form 10-SB filed October 16, 2000.

                      Parks, Tschopp, Whitcomb & Orr, P.A.
                          Certified Public Accountants
                     2600 Maitland Center Parkway, Suite 330
                             Maitland Florida 32751
                            Telephone (407) 875-2760


The Board of Directors
International Solubles Corporation:

We consent to the use of our report dated June 8, 2001 in the Form 10-KSB/A of International Solubles, Inc. and to the reference to our firm under the heading "Experts" therein.


/s/ PARKS, TSCHOPP, WHITCOMB & ORR, P.A.
------------------------------------------

Maitland Florida
August 22, 2001