Form 10QSB/A
period 2001-03-31
INTERNATIONAL SOLUBLES CORP
filed 2001-11-19
CIK 1126307

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


     (Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to . ------ -------


                        Commission file number:000-31775


                       International Solubles Corporation
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)




-------------------------------------- --------------------------------------

            FLORIDA                                  59-3540694
            -------                                  ----------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)
-------------------------------------- --------------------------------------



               120 International Parkway, Suite 262, Heathrow, FL
                  32746 (Address of principal executive office)
                                   (Zip Code)


                                 (407) 833-0344
                           (Issuer's telephone number)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX           No
                                        --             --


     The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of March 31, 2001 was 199,410,000.

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION.......................................3

         ITEM 1.        FINANCIAL STATEMENTS..................................3

         ITEM 2.        MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS..................10

                  PLAN OF OPERATIONS FOR THE NEXT 12 MONTHS..................10

PART II.          OTHER INFORMATION..........................................15

         ITEM 1.        LEGAL PROCEEDINGS....................................15

         ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS............15

         ITEM 3.        DEFAULTS UPON SENIOR SECURITIES......................15

         ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..15

         ITEM 5.        OTHER INFORMATION....................................15

         ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.....................15

SIGNATURES...................................................................16

INDEX TO EXHIBITS............................................................17




                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]


              INTERNATIONAL SOLUBLES CORPORATION 10-QSB - PAGE #2

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     As used in this Financial Statements reporting item, the term "Company" refers to our company, International Solubles Corporation, a Florida corporation, and predecessors, unless otherwise indicated. We have included in this reporting item our audited and interim financial statements (including balance sheet, statements of operations, statement of cash flows, and the accompanying notes to financial statements), which may be found on following pages:


                           Table of Financial Reports

------------------------------------------------------- ---------
                                                                            Page
                                                                          Number
------------------------------------------------------- ---------

Item 1 - Financial Statements
     Balance Sheets as of March 31, 2001 (Unaudited)
          And December 31, 2000                             4

     Statements of Operations
     Three months ended March 31, 2001 (Unaudited)
     And March 31, 2000 (Unaudited)                         5

     Statements of Cash Flows
     Three months ended March 31, 2001 (Unaudited)
     and March 31, 2000 (Unaudited)                         6

     Notes to Financial Statements (Unaudited)            7 - 9




                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]


              INTERNATIONAL SOLUBLES CORPORATION 10-QSB - PAGE #3

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET


                                             Deecember 31, March 31, 2001
                                                     2000      (Unaudited)
                                               -----------  -------------
Current assets:
   Cash and cash equivalents                       $    -         21,180
   Due from shareholder                               600            600
   Inventories                                          -              -
                                               -----------  -------------

Total assets                                       $  600         21,780
                                               ===========  =============


                                               December 31, March 31, 2001
                                                      2000      (Unaudited)
                                               ------------ --------------

Current liabilities:
   Accounts payable                               $115,100        125,100
   Accrued expenses                                      -          3,741
   Note payable, shareholder                        20,000         20,000
                                               ------------ --------------

Total current liabilities                          135,100        148,841
                                               ------------ --------------

Shareholders' equity:
   Common stock - No par value,
   authorized 900 million shares;
   issued 199,000,000 and 199,410,000 shares       87,850        128,950
   Accumulated deficit                           (222,350)      (256,011)
                                               ------------ --------------

Total shareholders' equity                       (134,500)      (148,161)
                                               ------------ --------------

Total Liabilities                                   $  600         21,780
                                               ============ ==============


                 See Accompanying Notes To Financial Statements


              INTERNATIONAL SOLUBLES CORPORATION 10-QSB - PAGE #4

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS


                                                     Three Months Ended
                                                          March 31,
                                                    2000             2001
                                                (Unaudited)       (Unaudited)
                                             --------------------------------

Revenues:
   Net sales                                        $    -             4,207
                                             --------------    --------------

                                                         -             4,207

Costs and expenses:
   Cost of goods sold                                    -             2,100
   Selling, general and administrative              10,000            34,868
                                             --------------    --------------

                                                    10,000            36,968
                                             --------------    --------------

Operating income (loss)                           (10,000)          (32,761)

Non-operating revenue (expense):
   Interest expense                                  (900)             (900)
                                             --------------    --------------

Income before income taxes                        (10,900)          (33,661)

Provision for income taxes                               -                 -
                                             --------------    --------------

Net income                                       $(10,900)          (33,661)
                                             ==============    ==============

Basic earnings per share                            $    -                 -
                                             ==============    ==============

Diluted earnings per share                          $    -                 -
                                             ==============    ==============

Weighted average number of shares outstanding  199,000,000       199,200,000
                                             ==============    ==============


                 See Accompanying Notes To Financial Statements

              INTERNATIONAL SOLUBLES CORPORATION 10-QSB - PAGE #5

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                                            Three Months Ended
                                                                                 March 31,
                                                                          2000                2001
                                                                      (Unaudited)          (Unaudited)
                                                                   -------------------   ----------------
Cash flows from operating activities:
  Net loss                                                                  $(10,900)           (33,661)
  Adjustments to reconcile net income to net cash
    provide by operating activities:
      Changes in operating assets and liabilities:
               Accounts payable and accrued expenses                           10,900             13,741
                                                                   -------------------   ----------------

                  Net cash used in operating activities                             -           (19,920)
                                                                   -------------------   ----------------

Cash flows from financing activities:
  Proceeds from sale of common stock                                                -             41,100
  Proceeds from note payable                                                        -                  -
                                                                   -------------------   ----------------

                  Net cash provided by financing activities                         -             41,100
                                                                   -------------------   ----------------

                  Increase in cash and cash equivalents                             -             21,180

Cash and cash equivalents - beginning of period                                     -                  -
                                                                   -------------------   ----------------

Cash and cash equivalents - end of period                                      $    -             21,180
                                                                   ===================   ================

                 See Accompanying Notes To Financial Statements




              INTERNATIONAL SOLUBLES CORPORATION 10-QSB - PAGE #6

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


(1)      Presentation of Unaudited Financial Statements

     The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001, and results of operations and cash flows for the three month periods ended March 31, 2001 and 2000. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)      Nature of development stage operations

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

(3)      Property and equipment

     Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets which range from three to five years, using the straight-line method.

(4)      Income taxes

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


              INTERNATIONAL SOLUBLES CORPORATION 10-QSB - PAGE #7

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


(4)      Continued

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


(5)      Financial Instruments Fair Value, Concentration of
         Business and Credit Risks

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

(6)      Use of Estimates

     Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(7)      Cash Flows

     For purposes of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(8)      Net Loss Per Common Share

     Net loss per common share has been computed based upon the weighted average number of common shares outstanding during the period presented.



              INTERNATIONAL SOLUBLES CORPORATION 10-QSB - PAGE #8

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


(9)  Notes Payable

Notes payable consist of the following at March 31, 2001:        $   20,000
                                                                 ----------

Promissory note to related party bearing interest at 7% payable upon the Generation of excess cash flows, but no later than September, 2001.

           Total notes payable                                   $   20,000
                                                                 ==========

(10) Commitments

     The Company entered into an employment agreement with one of its founding directors requiring an annual salary of $41,600, which commenced in September 1998.

(11)     Forward Stock Split

     In March 2000, the Board of Directors authorized a 200 for 1 stock split to all holders of record at that date. All share and per-share amounts in the accompanying financial statements have been restated to give effect to the stock split.

(12)     Stock Warrants

     The Company has issued 398,000,000 warrants for the purchase of common stock to certain officers and directors of the Company. The warrants can be exercised any time within three years of issuance at $0.10 - 0.15 per share.



                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]



              INTERNATIONAL SOLUBLES CORPORATION 10-QSB - PAGE #9

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We are a development-stage company, organized in September 1998, which commenced marketing and sales efforts in the first quarter of 2001, generating $4,207.00 in revenues. Since 1998, we focused on developing and testing our line of products, trademarked under the name of "UltraGriptm." Consequently, we generated no sales revenues, before this year.

     The UltraGriptm product line presently consists of three products used to clean and treat floors, and other surfaces, for non-slip applications. In the home, our product may be used in entranceways, kitchens, bathrooms, and even bathtubs and showers. In industrial-commercial settings, our products may be used in public restrooms, kitchens, work areas, and walkways. In both settings, our products greatly reduce the probability of injury resulting from slipping on wet surfaces.

     The first quarter of this year marks the beginning of our marketing phase.

     Presently, we manufacture and sell the UltraGriptm product line through an exclusive contract with Welker Brothers Marketing, Inc., a subsidiary of R.P. Welker Plants, Inc., of Florida (referred to here as "WBM"). This contract gives to WBM exclusive rights to non-dealer sales channels, such as those made to commercial accounts. We retain sales rights to the dealer channels, such as hardware stores and support sales to all channels, including sales made by WBM.

     As a development company, our securities are subject to risks. We encourage investors that are considering purchasing our stock to pay special attention to risk factors inherent in start-ups, such as ours. Within our industry, and in under the circumstances in which we operate, these factors pose a considerable probability of loss. The following discussion examines some of those factors.


PLAN OF OPERATIONS FOR THE NEXT 12 MONTHS

     For the next 12 months, we plan to accomplish the following milestones:

     * Promote our product through WBM contract sales and through direct efforts through the dealer channel.

     * Expand our staff to include a secretary and additional marketing personnel.

     * Promote our products to 10-national retail chains and to 100-identified direct accounts, including universities, hospitals, airports, and other similar institutions.

     * Develop our wholesale network.

     * Participate in one trade show per quarter.

     * Develop collateral marketing materials, including a web site. Cash Requirements

              INTERNATIONAL SOLUBLES CORPORATION 10-QSB - PAGE #10

     Since incorporating, we have generated minimal cash flow from operations. Our only revenues, to date, occurred in 2001. Moreover, we have generated minimal cash flow from financing, limited, this year, to proceeds from a Rule 506 Private Placement Offering. To date, cumulative operations and financing cash flows have been insufficient to meet operating expenses.

     We have funded our cash needs over the past three years by issuing common stock. We have minimal cash on hand at present, creating an exigent need to satisfy cash needs. We believe that we can satisfy our cash needs over the next twelve months through:

     * Sales of additional shares of our common stock pursuant to a registration statement or an appropriate exemption from registration;

     * Contributions of our existing management or shareholders; and

     * Bank loans or private-equity financing.

     To continue operations, we will need to obtain some degree of financing within the next 12 months. There is no guarantee that we will be able to raise necessary funds for operations. Neither management nor shareholders have committed funds sufficient to meet our operating needs.

     For these reasons, there is a substantial doubt about our ability to continue as a going concern.

Known Trends, Events, or Uncertainties

Development Stage Company.

     We are a development stage company. Our long-term viability, profitability and growth depend upon the degree to which we are successful in defining our target market and selling to that market. We may not be able to sell significant quantities of any product through existing channels. As a development stage company, we have limited, relevant operating history upon which we may project future sales. This creates a probability (1) of customer dissatisfaction, resulting from inadequate supplies to meet demand, or (2) of cash shortages and increased operating costs, resulting from over production of our products.

     Additionally, we have limited experience in managing manufacturing processes, resulting in potential product related problems. These problems could result in customer dissatisfaction and possibly sales charge-backs, thereby reducing our revenues.

Products Liability.

     We sell a product that is intended to be used in environments where risk-of-injury tends to be higher, such as slippery floors in commercial kitchens. When our products are properly used in intended applications, we believe our products are superior to other products on the market. However,

              INTERNATIONAL SOLUBLES CORPORATION 10-QSB - PAGE #11 there is a possibility of misuse in an intended application, resulting in inadequate performance or claims of injury. There also is a possibility of abuse of the product in unintended applications, resulting in possible claims of injury.

     Product liability laws are complex. Claims arising from product liability torts are costly to defend, even where there is no clear connection between product use and a claim of injury. Some states impose strict liability standards, greatly simplifying the process of prosecuting a claim of product liability. In all cases, defending against lawsuits, regardless of merit, is expensive, greatly worsening our financial condition, should such occur.

Sales Concentration.

     We will rely on a small number of salespeople for the majority of our sales. In the event of the loss of one of our key sales people, our revenues would decline, resulting in an increase in operating losses beyond our current projections. Moreover, large-volume sales may reduce our resources to a level in which we are unable to satisfy customer needs, resulting in a loss of business and a decline in our cash flows. The loss of a key sales person, or a sudden increase in sales, may have a material adverse effect on our business, our financial condition, and our results of operations.

     Additionally, we rely on a small number of distributors and wholesalers (collectively referred to in this report as "distributors"). A shift in sales efforts by any one of our distributors would adversely affect our financial condition. Similarly, financial difficulties of any one of our distributors, resulting in a slowing of cash flows due to a slowing of accounts-receivable collections, could adversely affect our ability to survive.

     At present, we have limited sales and marketing capability. We may be unable to recruit and train adequate sales and marketing personnel to successfully sell our products. We may be unable to sign distribution contracts with suitable distributors. A failing of either of these goals would have a material adverse effect on our financial condition and results of operations.

Government Regulation; EPA.

     Under current environmental laws, such as those of the Environmental Protection Agency ("EPA"), we believe our products, and all the components used in their manufacturing, are free from any restrictions placed upon their handling and/or disposal. Should our product, or any of the raw materials used in it, come under the regulation of the EPA or its state counter parts, our costs of operations would increase, adversely affecting our financial condition.

     New federal, state or local government laws and regulations, or a change in the interpretation of existing laws or regulations, relating to our product could increase our manufacturing costs, adversely affecting our financial condition. Adverse governmental regulation which might arise from future legislative or administrative action cannot be predicted.

              INTERNATIONAL SOLUBLES CORPORATION 10-QSB - PAGE #12

Defending Patents and Proprietary Technologies.

     Our products are currently protected as trade secrets - we have not submitted our formulas for patent approval, as of this date. Our success may depend, in part, on our ability to obtain or license U.S. and foreign patents, protect trade secrets for our technology, and operate without infringing on the proprietary rights of others. There can be no assurance, however, that any possible patent application will mature into issued patents or, if issued, that such patents will adequately protect us from competitive threats. Additionally, there can be no assurance that we will be able to obtain any necessary or desired additional licenses to patents or technologies of others or that we will be able to develop new patentable technologies.

     A patent position generally involves complex legal and factual questions. There can be no assurance that any future patent applications, or any patents ultimately issued us, will provide us with any substantive competitive advantage. Moreover, use of new technologies may infringe on the patents or proprietary rights of others. Patents or proprietary rights of others may have an adverse effect on our ability to do business. Furthermore, there can be no assurance that others will not independently develop similar technology or that others will not design technology to circumvent our patents or proprietary rights. Any one of these situations could adversely affect our financial condition.

     In the event that we apply for patent protection, operating costs increase. Compliance with patent laws and regulations is time-consuming and expensive. Failure to comply is costly. Defending patents is costly. In the event that it becomes necessary for us to defend a patent challenge on one, or several, or our patents, the legal costs could adversely affect our financial condition.

     We believe that our current products do not infringe any patents or licenses of other companies. However, any determination in the future that one or more of our products infringe on patent rights of others could have a material adverse effect on our business and operations

     In the event that our technology was deemed to be infringing upon the rights of others, we could be subject to damages or enjoined from using such technology or could be required to obtain licenses to use the technology. No assurance can be given that any such licenses would be made available, on any terms, to us. If we are unable to obtain such licenses, we could encounter significant delays in introducing products to the market while it attempts to design around the patents or rights infringed upon, or our development, manufacture and sale of products requiring such licenses could be foreclosed. In addition, we could experience a loss of revenues and may incur substantial costs in defending and indemnifying our distributors in any patent infringement or other actions based on proprietary rights violations brought against us or our distributors.

     We could also incur substantial costs in the event that we find it necessary to assert claims against third parties to prevent the infringement by others of our proprietary rights in trade secret. We rely on confidential information and employ legally binding contracts (such as confidentiality and non-competition agreements with our employees and with third parties to whom we divulge proprietary information) to protect the processes, concepts, ideas and documentation associated with our technologies. Such methods may afford

              INTERNATIONAL SOLUBLES CORPORATION 10-QSB - PAGE #13 incomplete protection and there can be no assurance that we will be able to protect adequately our trade secrets or that other companies will not acquire information that we considers proprietary. We may be materially, adversely affected if we cannot maintain the propriety of our technologies.

Competition.

     Our markets are competitive and we expect them to become more so. Some companies with greater resources, such as 3M Corporation, may develop or market products that directly compete with our products, thereby detracting from sales of our product, eroding our distribution channel, or diminishing our ability to compete with in our defined markets. Some companies manufacture products that may be used, to some degree of acceptance, in our application. Some of these companies have well-established reputations for success in the development, sale and service of related products. These companies may move into our market and capture market share. Some companies may have better established distribution channels, enabling them to more easily move into our markets. Some companies may have substantially greater financial resources, placing us at a competitive disadvantage.

     At an elemental level, we compete on suitability, availability, quality, performance, and price. There can be no assurance:

     * That we will be able to compete successfully;

     * That competitors will not develop products that are perceived to be superior;

     * That competitors will not develop products that render our products obsolete or less marketable; or,

     * That we will be able to enhance our existing products, or develop or acquire new products, in order to remain competitive.

     Failure to capture a competitive advantage in anyone of these elements may adversely affect our financial condition.

Uncertain Market Acceptance.

     We have limited resources to undertake extensive marketing activities. Demand and market acceptance for newly introduced, innovative products is subject to uncertainty. Achieving market acceptance for our products may require greater marketing efforts and expenditure than we presently can undertake. A failure to inform potential customers of the distinctive characteristics and benefits of our products may result in insufficient product sales to maintain operations at functioning levels. Our marketing efforts may fall short of developing a commercially viable product-niche, affecting our ability to continue operations.

              INTERNATIONAL SOLUBLES CORPORATION 10-QSB - PAGE #14

Property Taxes

     We are subject to no real property taxes. If we acquire property, we would incur expenses associated with property taxes, which could adversely affect our financial condition.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We have not initiated any legal proceedings and, to the best of our knowledge and belief, are not a party to any legal proceedings, whether filed, served, or otherwise.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended March 31, 2001, we received $20,000 in proceeds from the sale of common stock through a private placement offering made pursuant to Securities Act of 1933, Regulation D, Rule 506. Prior to closing the offer, in late March, we accepted subscriptions from no more than 35 non-accredited investors. This offering placed 410,000 shares at $0.10 per share, generating $41,100 in proceeds. $20,000 of these proceeds was used to offset operational expenses. The remaining $21,100 was retained in cash and cash equivalents.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     There have been no defaults upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There have been no matters that have required the submission to a vote of security holders.

ITEM 5.  OTHER INFORMATION

     There is no material information that has not been reported in this or other SEC filings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 6 of this Form 10-QSB, and are incorporated herein by this reference.

     (b) Reports on Form 8-K. No reports were filed on Form 8-K during the quarter.

              INTERNATIONAL SOLUBLES CORPORATION 10-QSB - PAGE #15

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of November, 2001.





               International Solubles Corporation             November 19, 2001


               /s/ L. Henry Sarmiento
               -----------------------------
               L. Henry Sarmiento
               President, Chief Executive Officer and Director






              INTERNATIONAL SOLUBLES CORPORATION 10-QSB - PAGE #16

                                INDEX TO EXHIBITS


--------------- ------------- ------------------------------------------------
   Exhibit          Page
     No.            No.       Description
--------------- ------------- ------------------------------------------------

     3(i)            *        Articles of Incorporation of International
                              Solubles Corporation dated 9/17/98

    3(ii)            *        Articles of Amendment to Articles of
                              Incorporation, dated 3/23/00

    3(iii)           *        Bylaws of International Solubles Corporation

    10(i)            *        Welker Brothers Marketing, Inc., Distribution
                              Contract, dated 9/24/97.


Note:

* Incorporated by reference from Form 10-SB filed October 16, 2000.



                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]





              INTERNATIONAL SOLUBLES CORPORATION 10-QSB - PAGE #17