Form 10QSB
period 2001-06-30
INTERNATIONAL SOLUBLES CORP
filed 2001-11-19
CIK 1126307

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


     (Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to . ------ -------


                        Commission file number:000-31775


                       International Solubles Corporation
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)




------------------------------------ ----------------------------------------

             FLORIDA                               59-3540694
             -------                               ----------
 (State or other jurisdiction of      (I.R.S. Employer Identification No.)
  incorporation or organization)
------------------------------------ ----------------------------------------



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


     The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of June 30, 2001 was 199,410,000.

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION.......................................3

         ITEM 1.        FINANCIAL STATEMENTS..................................3

         ITEM 2.        MANAGEMENT DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS........10

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

SIGNATURES...................................................................16

INDEX TO EXHIBITS............................................................17




                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]


              INTERNATIONAL SOLUBLES CORPORATION 10-QSB - PAGE #2

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

As used in this Financial Statements reporting item, the term "Company" refers to our company, International Solubles Corporation, a Florida corporation, and predecessors, unless otherwise indicated. We have included in this reporting item our audited and interim financial statements (including balance sheet, statements of operations, statement of cash flows, and the accompanying notes to financial statements) and may be found on following pages:


                           Table of Financial Reports

------------------------------------------------------ ---------
                                                         Page
                                                        Number
------------------------------------------------------ ---------

Item 1 - Financial Statements
     Balance Sheets as of June 30, 2001 (Unaudited)
          And December 31, 2000                           4

     Statements of Operations
     Three months ended June 30, 2001 (Unaudited)
     And June 30, 2000 (Unaudited)                        5

     Statements of Cash Flows
     Three months ended June 30, 2001 (Unaudited)
     and June 30, 2000 (Unaudited)                        6

     Notes to Financial Statements (Unaudited)          7 - 9




                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]


              INTERNATIONAL SOLUBLES CORPORATION 10-QSB - PAGE #3

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET


Assets                                                               December 31,          June 30, 2001
                                                                         2000               (Unaudited)
                                                                   ------------------   ---------------------
Current assets:
     Cash and cash equivalents                                               $     -                     756
     Due from shareholder                                                        600                     600
     Inventories                                                                   -
                                                                                                           -
                                                                   ------------------   ---------------------
                                                                   ------------------   ---------------------

Total assets                                                                 $   600                   1,356
                                                                   ==================   =====================


Liabilities                                                           December 31,         June 30, 2001
                                                                          2000              (Unaudited)
                                                                   -------------------  ---------------------
                                                                   -------------------  ---------------------

Current liabilities:
     Accounts payable                                                       $ 115,100                145,100
     Accrued expenses                                                               -                  6,741
     Note payable, shareholder                                                 20,000                 20,000
                                                                   -------------------  ---------------------
                                                                   -------------------  ---------------------

Total current liabilities                                                     135,100                171,841
                                                                   -------------------  ---------------------
                                                                   -------------------  ---------------------


Shareholders' equity:
     Common stock - No par value,
          authorized 900 million shares;
          issued 199,000,000 and 199,410,000 shares                            87,850                128,950
     Accumulated deficit                                                    (222,350)              (299,435)
                                                                   -------------------  ---------------------
                                                                   -------------------  ---------------------

Total shareholders' equity                                                  (134,500)              (170,485)
                                                                   -------------------  ---------------------
                                                                   -------------------  ---------------------

Total liabilities                                                             $   600                  1,356
                                                                   ===================  =====================


                 See Accompanying Notes To Financial Statements


              INTERNATIONAL SOLUBLES CORPORATION 10-QSB - PAGE #4

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS


                                             Three Months Ended                     Six Months Ended
                                                  June 30,                              June 30,
                                            2000             2001               2000               2001
                                        (Unaudited)       (Unaudited)        (Unaudited)       (Unaudited)

Revenues:
     Net sales                                 $    -             4,185                                 8,392
                                                                                         -
                                      ----------------  ----------------   ----------------  -----------------
                                                                  4,185                                 8,392
                                                    -                                    -

Costs and expenses:
     Cost of goods sold                                           2,100                                 4,200
                                                    -                                    -
     Selling, general & admin                  10,000             44,609            20,000             79,477
                                       ---------------  -----------------   ---------------    ---------------
                                               10,000            46,709             20,000             83,677
                                      ----------------  ----------------   ----------------  -----------------
Operating income (loss)                     (10,000)           (42,524)        (20,000)             (75,285)

Non-operating revenue (expense):
     Interest expense                               -             (900)              (900)            (1,800)
                                      ----------------  ----------------   ----------------  -----------------
Income before income taxes                  (10,000)           (43,424)           (20,900)          (77,085)

Provision for income taxes                          -
                                                                      -                  -                  -
Net income                                 $ (10,000)          (43,424)           (20,900)           (77,085)
                                      ================  ================   ================  =================
Basic earnings per share                       $    -                                                       -
                                                                      -                  -
Diluted earnings per share                     $    -
                                                                      -                  -                  -
                                      ================  ================   ================  =================
Weighted average number
of shares outstanding                      199,000,000       199,400,000       199,000,000        199,300,000


                 See Accompanying Notes To Financial Statements

              INTERNATIONAL SOLUBLES CORPORATION 10-QSB - PAGE #5

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS


                                                                             Six Months Ended
                                                                                 June 30,
                                                                          2000                2001
                                                                      (Unaudited)          (Unaudited)
                                                                   -------------------   ----------------
Cash flows from operating activities:
    Net loss                                                              $  (20,900)           (77,085)
    Adjustments to reconcile net income to net cash
        provide by operating activities:
           Changes in operating assets and liabilities:
Accounts payable and accrued expenses                                          20,900             36,741
                                                                   -------------------   ----------------

     Net cash used in operating activities                                                      (40,344)
                                                                                    -
                                                                   -------------------   ----------------

Cash flows from financing activities:
    Proceeds from sale of common stock                                                            41,100
                                                                                    -
                                                                   -------------------   ----------------

     Net cash provided by financing activities                                                    41,100
                                                                                    -
                                                                   -------------------   ----------------

     Increase in cash and cash equivalents
                                                                                    -                756

Cash and cash equivalents - beginning of period
                                                                                    -                  -
                                                                   -------------------   ----------------

Cash and cash equivalents - end of period                                     $     -
                                                                                                     756
                                                                   ===================   ================


                 See Accompanying Notes To Financial Statements




              INTERNATIONAL SOLUBLES CORPORATION 10-QSB - PAGE #6

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


(1)      Presentation of Unaudited Financial Statements

     The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001, and results of operations and cash flows for the six-month periods ended June 30, 2001 and 2000. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

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


              INTERNATIONAL SOLUBLES CORPORATION 10-QSB - PAGE #7

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


(4)      Continued

     Development stage operations for the period ended June 30, 2001 resulted in a net operating loss. It is uncertain whether any tax benefit of net operating loss will be realized in future periods. Accordingly, no income tax provision has been recognized in the accompanying financial statements. At June 30, 2001, the Company has net operating loss carryforwards of approximately $200,000 which will expire beginning in 2019.


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



              INTERNATIONAL SOLUBLES CORPORATION 10-QSB - PAGE #8

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


(9)  Notes Payable

Notes payable consist of the following at June 30, 2001:           $   20,000
                                                                   ----------

Promissory note to related party bearing interest at 7% payable upon the Generation of excess cash flows, but no later than September, 2001.

           Total notes payable                                     $   20,000
                                                                   ==========

(10)     Commitments

     The Company entered into an employment agreement with one of its founding directors requiring an annual salary of $41,600, which commenced in September 1998.

(11)     Forward Stock Split

     In June 2000, the Board of Directors authorized a 200 for 1 stock split to all holders of record at that date. All share and per-share amounts in the accompanying financial statements have been restated to give effect to the stock split.

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



                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]



              INTERNATIONAL SOLUBLES CORPORATION 10-QSB - PAGE #9

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We are a development-stage company, organized in September 1998, which commenced marketing and sales efforts in the first quarter of 2001, generating $8,392.00 in revenues. Since 1998, we focused on developing and testing our line of products, trademarked under the name of "UltraGriptm." Consequently, we generated no sales revenues, before this year.

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

     There were no changes in securities during this quarter.


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