Form 10QSB
period 2001-09-30
INTERNATIONAL SOLUBLES CORP
filed 2001-11-19
CIK 1126307

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


     (Mark One) [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to ------ . -------


                        Commission file number:000-31775


                       International Solubles Corporation
        (Exact name of small business issuer as specified in its charter)




------------------------------------- ----------------------------------------

             FLORIDA                                  59-3540694
             -------                                  ----------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)
------------------------------------- ----------------------------------------



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


     The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 15, 2001 was 199,410,000.

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

         ITEM 2.        CHANGES IN SECURITIES A ND USE OF PROCEEDS...........15

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


                           Table of Financial Reports

------------------------------------------------------------ -------
                                                              Page
                                                             Number
----------------------------------------------------------- --------

Item 1 - Financial Statements
     Balance Sheets as of September 30, 2001 (Unaudited)
          And December 31, 2000                                4

     Statements of Operations
     Three months ended September 30, 2001 (Unaudited)
     And September 30, 2000 (Unaudited)                        5

     Statements of Cash Flows
     Three months ended September 30, 2001 (Unaudited)
     and September 30, 2000 (Unaudited)                        6

     Notes to Financial Statements (Unaudited)               7 - 9




                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]


               INTERNATIONAL SOLUBLES CORPORATION 10-QSB - PAGE #3

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET


                                                 December 31,     September 30,
                                                    2000       2001 (Unaudited)
                                               --------------  ---------------
Current assets:
     Cash and cash equivalents                      $      -              183
     Due from shareholder                                600              600
     Inventories                                           -            9,000
                                               --------------  ---------------

Total assets                                        $    600            9,783
                                               ==============  ===============

                                                December 31,     September 30,
                                                   2000       2001 (Unaudited)
                                               --------------  ---------------

Current liabilities:
     Accounts payable                             $  115,100          165,100
     Accrued expenses                                      -           19,841
     Note payable, shareholder                        20,000           20,000
                                               --------------  ---------------

Total current liabilities                            135,100          204,941
                                               --------------  ---------------

Shareholders' equity: Common Stock
     No par value, authorized 900
     million shares; issued 199,000,000
     and 199,410,000 shares                           87,850           128,950
     Accumulated deficit                            (222,350)          (324,108)
                                               --------------  ---------------

Total shareholders' equity                          (134,500)          (195,158)
                                               --------------  ---------------

                                                    $    600             9,783
                                               ==============  ===============



                 See Accompanying Notes To Financial Statements

               INTERNATIONAL SOLUBLES CORPORATION 10-QSB - PAGE #4

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS




                                                        Three Months Ended                    Nine Months Ended
                                                          September 30,                         September 30,
                                                      2000               2001               2000              2001
                                                  (Unaudited)         (Unaudited)       (Unaudited)        (Unaudited)
Revenues:
     Net sales                                            $     -             6,369                  -            14,761
                                               -------------------  ----------------  -----------------  ----------------
                                                                -             6,369                  -            14,761
Costs and expenses:
     Cost of goods sold                                         -             3,200                  -             7,400
     Selling, general & administrative                     10,000            26,942             30,000           106,419
                                                           10,000            30,142             30,000           113,819
                                               -------------------  ----------------  -----------------  ----------------
Operating income (loss)                                  (10,000)          (23,773)           (30,000)          (99,058)

Non-operating revenue (expense):
     Interest expense                                           -             (900)              (900)           (2,700)
                                               -------------------  ----------------  -----------------  ----------------
Income before income taxes                               (10,000)          (24,673)           (30,900)         (101,758)

Provision for income taxes                                                        -                  -                 -
                                                                -
              Net income                                $(10,000)          (24,673)           (30,900)         (101,758)
                                               ===================  ================  =================  ================

Basic earnings per share                                   $    -                 -                  -                 -
                                               ===================  ================  =================  ================

Diluted earnings per share                                 $    -                 -                  -                 -
                                               ===================  ================  =================  ================

Weighted average number                                                 199,410,000        199,000,000       199,360,000
of shares outstanding                                 199,000,000
                                               ===================  ================  =================  ================


                 See Accompanying Notes To Financial Statements

               INTERNATIONAL SOLUBLES CORPORATION 10-QSB - PAGE #5

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS



                                                                             Nine Months Ended
                                                                               September 30,
                                                                          2000                2001
                                                                      (Unaudited)          (Unaudited)
                                                                   -------------------   ----------------
Cash flows from operating activities:
    Net loss                                                               $ (30,900)          (101,758)
    Adjustments to reconcile net income to net cash
        provide by operating activities:
           Changes in operating assets and liabilities:
Inventories                                                                         -            (9,000)
               Accounts payable and accrued expenses                           30,900             69,841
                                                                   -------------------   ----------------

                    Net cash used in operating activities                           -           (40,917)
                                                                   -------------------   ----------------

Cash flows from financing activities:
    Proceeds from sale of common stock                                              -             41,100
                                                                   -------------------   ----------------

                    Net cash provided by financing activities                       -             41,100
                                                                   -------------------   ----------------

                    Increase in cash and cash equivalents                           -                183

Cash and cash equivalents - beginning of period                                     -                  -
                                                                   -------------------   ----------------

Cash and cash equivalents - end of period                                           -                183
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


                 See Accompanying Notes To Financial Statements




               INTERNATIONAL SOLUBLES CORPORATION 10-QSB - PAGE #6

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


(1)      Presentation of Unaudited Financial Statements

     The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001, and results of operations and cash flows for the nine-month periods ended September 30, 2001 and 2000. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)      Inventories

Inventories consist of the following:

                       December 31,2000      September 30, 2001
                                                    (Unaudited)
                      -----------------     -------------------
     Finished goods                $  -                   9,000
                      =================     ===================

(3)      Nature of development stage operations

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

(4)      Property and equipment

     Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets which range from three to five years, using the straight-line method.

(5)      Income taxes

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

     Development stage operations for the period ended September 30, 2001 resulted in a net operating loss. It is uncertain whether any tax benefit of net operating loss will be realized in future periods. Accordingly, no income tax provision has been recognized in the accompanying financial statements. At September 30, 2001, the Company has net operating loss carryforwards of approximately $200,000 which will expire beginning in 2019.

(6)      Financial Instruments Fair Value, Concentration of
         Business and Credit Risks

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

(7)      Use of Estimates

     Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(8)      Cash Flows

     For purposes of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(9)      Net Loss Per Common Share

     Net loss per common share has been computed based upon the weighted average number of common shares outstanding during the period presented.



               INTERNATIONAL SOLUBLES CORPORATION 10-QSB - PAGE #8

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


(10) Notes Payable
--------------------------------------------------------------- ----------

Notes payable consist of the following at September 30, 2001:   $   20,000
                                                                ----------

Promissory note to related party bearing interest at 7% payable upon the
     Generation of excess cash flows, but no later than September, 2001.
--------------------------------------------------------------------------

Total notes payable                                             $   20,000
                                                                ==========

(11)     Commitments

     The Company entered into an employment agreement with one of its founding directors requiring an annual salary of $41,600, which commenced in September 1998.

(12)     Forward Stock Split

     In September 2000, the Board of Directors authorized a 200 for 1 stock split to all holders of record at that date. All share and per-share amounts in the accompanying financial statements have been restated to give effect to the stock split.

(13)     Stock Warrants

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



                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]



               INTERNATIONAL SOLUBLES CORPORATION 10-QSB - PAGE #9

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We are a development-stage company, organized in September 1998, which commenced marketing and sales efforts in the first quarter of 2001, generating $14,761.00 in revenues. Since 1998, we focused on developing and testing our line of products, trademarked under the name of "UltraGriptm." Consequently, we generated no sales revenues, before this year.

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


ITEM 2.  CHANGES IN SECURITIES A ND USE OF PROCEEDS

     There were no changes in securities during the quarter.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 6 of -------- this Form 10-QSB, and are incorporated herein by this reference.

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