Form 10KSB
period 2001-12-31
INTERNATIONAL SOLUBLES CORP
filed 2002-04-03
CIK 1126307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to

         Commission file number: 000-31775
                                 ---------

                       International Solubles Corporation
                       -----------------------------------
                 (Name of Small Business Issuer in Its Charter)


             Florida                                 59-3540694
            ---------                               ------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
 Incorporation or Organization)

             1126 Druid Road, Maitland Florida             32751
        -------------------------------------------------------------
          (Address of Principal Executive Offices)        (Zip Code)

                                 (407) 682-0887
                                 ---------------
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
                                    Yes   X                   No
                                        -----                    ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X ].

The issuer's total consolidated revenues for the fiscal year covered by this report were $21,450.00.

The aggregate market value of the registrant's no-par value common stock, held by non-affiliates in unavailable because the company has no publicly traded market for its stock. On March 25, 2002, the number of shares issued and outstanding of the registrant's common stock, $0.001 par-value (the only class of voting securities), was 199,466,000.

                                TABLE OF CONTENTS


                                     PART I

                                                                           PAGE

Item 1.  Description of Business .............................................1

Item 2.  Description of Property .............................................6

Item 3.  Legal Proceedings ...................................................7

Item 4.  Submission of Matters to a Vote of Security-Holders .................7


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters ............8

Item 6.  Management's Discussion and Analysis of Financial Condition and
           Results of Operation ..............................................9

Item 7.  Financial Statements ...............................................10

Item 8.  Changes in Disagreements With Accountants on Accounting and
            Financial Disclosure ............................................11


                                    PART III

Item 9.  Directors and Executive Officers ...................................11

Item 10. Executive Compensation .............................................13

Item 11. Security Ownership of Certain Beneficial Owners and Management .....14

Item 12. Certain Relationships and Related Transactions .....................15

Item 13. Exhibits, List, and Reports on Form 8-K ............................16

Signatures ..................................................................17

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         International Solubles Corporation ("ISC") is in the early phase of commencing operations, following completion of its development stage. ISC was organized and incorporated in Florida in September 1998. It has not been involved in any bankruptcy, receivership, or similar proceeding and neither has effected any material reclassification, merger, or consolidation nor has it purchased, or disposed of, any significant asset not in the ordinary course of business.

         ISC manufactures and installs non-slip floor treatments. 2001 was the first year in which ISC generated revenues, commencing sales efforts in the first quarter of 2001. Before 2001, ISC had focused resources on developing and testing its product line, marketed under the trademark of UltraGriptm. Revenues in 2001 were $21,450.

         ISC has limited funds. ISC has funded cash needs over the past few years by issuing common stock to investors, for operating cash, and to employees, in lieu of cash compensation. ISC currently has minimal amounts of cash-on-hand, creating a cash need. ISC believes that it can satisfy cash needs over the next twelve months through:

         - Sales and installation of ISC products;
         - Sales of additional shares of ISC's common stock pursuant to a registration statement or an appropriate exemption from registration;
         - Contributions of ISC's existing management or shareholders; and if necessary,
         - Bank loans or private-equity financing.

         There is no guarantee that ISC will be able to raise necessary funds for operations. Neither management nor shareholders have committed funds sufficient to meet cash needs.

         To reduce cash needs, ISC has focused resources on developing the commercial side of its business. For the next 12 months, ISC plans to accomplish three milestones:

         - Test and refine the commercial-installation "distribution" program;
         - Sign and train 20 new distributors in major market areas of Florida and the Southeastern United States; and,
         - Sell ISC products directly (not through distributors) to "key" accounts, installing UltraGriptm products on no less than 1,000,000 square feet of commercial flooring.

         ISC management faces certain challenges in implementing its plans. Because ISC is in its early phase of operations, these challenges may prove disabling. Consequently, ISC encourages investors to pay special attention to risk factors inherent in any start-up. Within ISC's industry, and under the circumstances in which it operates, these factors pose considerable risks. The following discussion examines some of those factors.

a.       Products

         ISC's UltraGriptm product line presently consists of three products used to clean and treat floors, and other surfaces, for non-slip applications. ISC has not publicly announced any products that are not currently available for sale.

         In industrial-commercial settings, UltraGriptm products may be used in public restrooms, kitchens, work areas, and walkways. In the home, UltraGriptm product may be used in entranceways, kitchens, bathrooms, and even bathtubs and showers. In both settings, UltraGriptm products reduce the likelihood of people slipping on wet floors, and resulting injuries.

         ISC intends to focus on commercial installations, such as in restaurants, airports, and other public buildings, in which the product will be applied using professional installers, and to discontinue sales of home "kits," in which the product may be applied by untrained installers. ISC projects higher per-unit revenues in commercial installations, when compared to home installations. Moreover, ISC believes it will better control installation-quality using trained professional installers, identifying quality control as a key determinant of its success.

         ISC's products are intended for use in areas in which risk-of-injury from falls tends to be higher, such as slippery floors in commercial kitchens or bathroom floors. A faulty installation, or improper maintenance, may expose ISC to claims of damages resulting from injury, regardless of culpability. Requiring distributors to employ trained installers, and tightening distribution contracts, may prove inadequate to shield ISC from faulty installation of ISC products.

         Product liability laws are complex. Claims arising from product liability torts are costly to defend, even where there is no clear connection between product use and a claim of injury. Some states impose strict liability standards, greatly simplifying the process of prosecuting a claim of product liability. In all cases, defending against lawsuits, regardless of fault or merit, is expensive. Defending against a lawsuit would have a negative impact on ISC's financial condition.

b.       Distribution, Sales and Marketing

         In fourth quarter, 2001, ISC refocused its resources on establishing itself as a quality product for high-traffic, commercial applications. This effort has resulted in changes in distribution. Under its new distribution plan, ISC intends to effect sales through select commercial installers ("distributors") and directly to select "key" customers. "Key" customers includes sports arenas, government and public service facilities, and Fortune 1000 companies located in major market areas.

         ISC terminated the exclusive distribution agreement with Welker Brothers Marketing, Inc. ("WBM"). In its place, ISC signed five (5) regional distributors, scattered from Orlando, Florida, to Minneapolis, Minnesota. ISC believes the distribution programs being tested through the newly signed distributors will better enable ISC to successfully launch the UltraGriptm product line in other markets. However, ISC faces the following distribution challenges:

         ISC relies on a small number of distributors. A shift away from ISC product sales by a distributor would adversely affect ISC's financial condition. Similarly, financial difficulties of any distributor, resulting in a slowing of accounts-receivable collections, would adversely affect ISC's financial stability.

         ISC has limited resources to undertake extensive marketing activities. Demand and market acceptance for newly introduced, innovative products is subject to uncertainty. Achieving market acceptance for ISC products may require greater marketing efforts and expenditure than ISC presently can undertake. A failure to inform potential customers of the distinctive characteristics and benefits of ISC products may result in insufficient product sales to maintain operations at functioning levels. ISC marketing efforts may fall short of developing a commercially viable product-niche, affecting ISC's ability to continue operations.

         ISC may be unable to recruit and train adequate sales and marketing personnel to successfully sell its products. It may be unable to sign distribution contracts with suitable distributors. Shortfalls in either of these goals would have a material adverse effect on ISC's financial condition and results of operations.

         ISC's long-term viability, profitability and growth depend upon the degree to which it successfully defines and sells to a suitable target market. ISC may be unable to sell significant quantities of any product through existing channels.

c.       Manufacturing

         In the fourth quarter 2001, ISC redefined its manufacturing needs. Effecting its new manufacturing plan, ISC terminated the exclusive manufacturing agreement with WBM and retained Absolute Packaging, of Melborne, Florida, to operate as ISC's primary manufacturer. WBM continues limited manufacturing under a non-exclusive agreement, in which WBM assembles application "kits" from existing inventories. Management expects the new manufacturing contract will improve control over product quality.

         ISC has limited experience in managing manufacturing processes, resulting in potential product related problems, such as poor quality or incomplete packaging. These problems could result in customer dissatisfaction and possibly sales charge-backs, thereby reducing revenues.

         ISC has limited, relevant operating history upon which it may project future sales. This creates a possibility (1) of customer dissatisfaction, resulting from inadequate supplies to meet demand, or (2) of cash shortages and increased operating costs, resulting from over production of product.

d.       Employees

         ISC currently has two employees, the President and the General Manager, both serving as salespeople for the company. All other employee functions are performed through ISC distributors.

         ISC relies on a small number of salespeople for the majority of its sales. The loss of any of its salespeople would adversely affect revenues, possibly resulting in operating losses and adversely affecting ISC's financial condition, and results of operations.

         ISC's success depends on the abilities, and the continued efforts, of its key executives. ISC employs executives under employment agreements. It does not maintain key-person insurance policies on any of its officers or employees. The loss of the services of any of its executives would have a material adverse effect on ISC's financial condition, and results of operations.

         ISC has not retained the services of an experienced Chief Financial Officer. ISC's inability to retain a qualified Chief Financial Officer may have a material adverse effect on operations.

e.       Competition

         ISC has a unique solution to a common problem that other companies have addressed in various ways. Traditional solutions have included acid etching to roughen the surface, applying rubberized strips to increase traction, and to coat the surface with treatments that increase traction. All known competitive solutions alter the appearance of the surface.

         ISC's solution is to saturate the surface with its product, allowing the product to penetrate into the microscopic pours of the surface. When properly treated, the surface appearance remains virtually unchanged; however, the surface traction dramatically increases. The end result is a shiny waxed-looking floor that can be safely used when wet. Despite its present distinction, no competitive advantage may be considered lasting.

         Some companies with greater resources, such as 3M Corporation, may develop or market products that directly compete with ISC products, thereby detracting from ISC sales, eroding its distribution channel, and/or diminishing its ability to compete within defined markets. Some companies currently manufacture products that may be used, to some degree of acceptance, in applications which ISC targets. Some of these companies have well-established reputations in the development, sale and service of related products. These companies may move into, and capture, ISC's market share. Some companies may have better established distribution channels, enabling them to more easily move into ISC markets. Entry into the market by any of these potential competitors may place ISC at a competitive disadvantage.

         At an elemental level, ISC competes on suitability, availability, quality, performance, and price. There can be no assurance:

         1. That ISC will be able to compete successfully;
         2. That competitors will not develop products that are perceived to be superior by a controlling portion of ISC's target market;
         3. That competitors will not develop products that render ISC's products obsolete or less marketable; or,
         4. That ISC will be able to enhance its existing products, or develop or acquire new products, in order to remain competitive.

         Failure to maintain a competitive advantage in any of these elements may adversely affect ISC's financial condition.

f.       Patent & Trademarks

         ISC protects its products as "trade secrets" - ISC has not applied for patent protection, a process that necessarily reveals ISC's proprietary product formulas. ISC protects its trademarks through registered trademarks, registered with the U.S. Patent and Trademark Office and through state registrations, where applicable.

         ISC's success may depend, in part, on its ability to obtain, or license, U.S. and foreign patents, to protect its trade secrets, and to operate without infringing on the proprietary rights of others. There can be no assurance that any possible patent application will mature into issued patents or, if issued, that such patents will adequately protect ISC from competitive threats. Additionally, there can be no assurance that ISC will be able to obtain any necessary, or desired, licenses to patents or technologies of others or that ISC will be able to develop new patentable technologies.

         A patent position generally involves complex legal and factual questions. There can be no assurance that any future patent applications, or any patents ultimately issued to ISC, will provide it with any substantive competitive advantage. Moreover, use of new technologies may infringe on the patents or proprietary rights of others. Patents or proprietary rights of others may have an adverse effect on ISC's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar technology or that others will not design technology to circumvent potential ISC patents or proprietary rights. Any one of these situations could adversely affect ISC's financial condition.

         In the event that ISC applies for patent protection, operating costs will increase. Compliance with patent laws and regulations is time-consuming and expensive. Failure to comply is costly. Defending patents is costly. In the event that it becomes necessary for ISC to defend a patent challenge on one, or several, or patents, the legal costs could adversely affect ISC's financial condition.

         ISC management believes that its current products do not infringe on any patents or licenses of other companies. However, any determination in the future that one, or more, ISC product infringes on patent rights of others could have a material adverse effect on ISC's business and operations.

         In the event that a court deems ISC products infringe upon the rights of others, ISC could be held liable for damages, enjoined from using or selling said products, or required to obtain licenses to use or sell said products. No assurance can be given that any such licenses would be made available, on any terms. If ISC is unable to obtain such licenses, it could suffer significant losses of revenue, or encounter significant delays in shipping products, while it attempts to design around the patents or rights infringed upon. If ISC is unable to obtain license, or design around patent issues, ISC's development, manufacture and sale of products requiring such licenses could be foreclosed. In addition, ISC could experience a loss of revenues and may incur substantial costs in defending and indemnifying its distributors in any patent infringement or other actions based on proprietary rights violations brought against ISC or its distributors.

         ISC also could incur substantial costs in the event that it asserts claims against third parties to prevent, or defend against, the infringement of proprietary rights and trade secret. ISC relies on confidential information and employs what it believes to be legally-binding contracts to protect the processes, concepts, ideas and documentation associated with ISC products. Among the contracts employed are confidentiality and non-competition agreements with ISC employees and with third parties to whom ISC divulges proprietary information. Such methods may afford incomplete protection. There can be no assurance that ISC will be able to protect adequately its trade secrets, or that other companies will not acquire independently information that ISC considers proprietary. ISC may be materially, adversely affected if it cannot maintain the propriety of its products and formulas.

g.       Government Regulation

         ISC management believes that, under current environmental laws, such as those of the Environmental Protection Agency ("EPA"), ISC products and their manufacturing components are free from any restrictions placed upon their handling and/or disposal. Government regulations, including environmental laws, are subject to change and reinterpretation.

         Adverse governmental regulation which might arise from future legislative or administrative action cannot be predicted. New federal, state or local government laws and regulations, or a change in the interpretation of existing laws or regulations, relating to an ISC product, could increase manufacturing costs, adversely affecting ISC's financial condition.

ITEM 2.           DESCRIPTION OF PROPERTY

a.       Location and Description

         ISC currently owns no real estate.

b.       Investment Policies

         ISC's plan is to acquire real property, in the form of a manufacturing plant. In selecting the property, ISC is seeking a property that management believes is undervalued, may be acquired through acceptable financing terms, and shows a favorable return on investment.

         ISC has not invested, and has no plans to invest, in first or second mortgages, interests in Real Estate Investment Trusts, or Real Estate Limited Partnerships; however, ISC's By Laws do not precluded the board of directors from participating in such investments.

         ISC has not defined any limitations as to the percentage of assets which may be invested in any one investment, or the type of securities or investment in which it may invest. ISC's board of directors may set policies without a vote of the shareholders regarding the percentage of assets which may be invested in any one investment, or type of investment. ISC policy is to evaluate investment opportunities based on an arms length assessment of the potential for return on investment. ISC does not plan to enter into the business of originating, servicing, or warehousing mortgages or deeds of trust, except as may be incidental to its primary purpose of acquiring real estate.

         If ISC acquires real property, there is a risk that ISC may lose control of one-or-more of these properties through foreclosure, if sufficient funds are not derived from financing and operations. ISC does not have sufficient revenues to cover the debt service and operating costs of potential real estate acquisitions.

c.       Description of Real Estate and Operating Data

         ISC currently owns no real estate and has no operating data from real estate to report.

ITEM 3.  LEGAL PROCEEDINGS

         ISC has not initiated any legal proceedings and, to the best of management's knowledge and belief, it is not a party to any legal proceedings, whether filed, served, or otherwise.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There have been no matters that have required submission to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a. Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

         In March 2001, ISC closed a self-underwritten "Regulation D" Limited Private Placement Offering, ISC did not publicly offer these securities. All persons to whom ISC sold the securities were friends, associates, and family members. The offering resulted in the sale of 411,000 shares of ISC's common stock, generating $41,100 in proceeds. There were no discounts or commissions generated from the transactions. The sales, all made at or about the same time, were part of a single plan of financing, all for the same purpose, involving issuance of the same class of securities for cash. There were fewer than 35 "purchasers" of securities, as defined by Rule 501(e) of the Securities Act of 1933. Each person, who was not an accredited investor, had alone, or with his purchaser representative, such knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of the prospective investments or ISC reasonably believed, immediately prior to making the sale, that such purchaser came within this description. ISC Management believes that this offering complied with Regulation D of the Securities Act of 1933, and therefore did not involve any public offering within the meaning of section 4(2) of the Act. The securities sold are non-convertible securities. All proceeds from the sale of these securities were used for general and administrative expenses of ISC.

         In October 2001, ISC closed a self-underwritten "Regulation D" Limited Private Placement Offering, ISC did not publicly offer these securities. All persons to whom ISC sold the securities were business associates, friends, and family members. The offering resulted in the sale of 56,000 shares of ISC's common stock, generating $5,600 in proceeds. There were no discounts or commissions generated from the transactions. The sales, all made at or about the same time, were part of a single plan of financing, all for the same purpose, involving issuance of the same class of securities for cash. There were fewer than 35 "purchasers" of securities, as defined by Rule 501(e) of the Securities Act of 1933. Each person, who was not an accredited investor, had alone, or with his purchaser representative, such knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of the prospective investments or ISC reasonably believed, immediately prior to making the sale, that such purchaser came within this description. ISC Management believes that this offering complied with Regulation D of the Securities Act of 1933, and therefore did not involve any public offering within the meaning of section 4(2) of the Act. The securities sold are non-convertible securities. All proceeds from the sale of these securities were used for general and administrative expenses of ISC.

         In 2001, ISC sold no securities for other than cash.

b.       Market Information

         ISC's securities are not currently traded on any public exchanges.

c.       Shareholders

         As of March 31, 2002, ISC had 101 shareholders of ISC common stock.

d.       Dividends

         ISC has not declared any cash dividends since inception.

ITEM 6.  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATION

Plan of Operations:

         ISC's plan of operation for the next 12 months includes the following three milestones:

         - Test and refine the commercial-installation "distribution" program;
         - Sign and train 20 new distributors in major market areas of Florida and the Southwestern United States; and,
         - Sell ISC products directly (not through distributors) to "key" accounts, installing UltraGriptm products on no less than 1,000,000 square feet of commercial flooring.

         ISC has limited cash with which to meet cash requirements. ISC has funded cash needs over the past few years by issuing common stock to investors, for operating cash, and to employees, in lieu of cash compensation. ISC believe that it can satisfy cash needs over the next twelve months through:

         - Sales and installation of ISC products;
         - Sales of additional shares of ISC's common stock pursuant to a registration statement or an appropriate exemption from registration;
         - Contributions of ISC's existing management or shareholders; and if necessary,
         - Bank loans or private-equity financing.

         There is no guarantee that ISC will be able to raise necessary funds for operations. Neither management nor shareholders have committed funds sufficient to meet cash needs.

         ISC will perform no new product research and development efforts for the term of this plan of operations, covering the next 12-months. ISC does not anticipate any purchase or sale of plant or significant equipment during the term of this plan of operations. ISC does not expect to significantly change the number of employees during the term of this plan of operations.

         Management discussion of known trends, events, or uncertainties that may reasonably have a material impact on ISC's short- or long- term liquidity is presented in Part I -- Item 1 of this Form 10-KSB. There have been no material events subsequent to the end of fiscal year 2001.

ITEM 7.  FINANCIAL STATEMENTS

         ISC's financial statements for the fiscal year ended December 31, 2001 are attached hereto as pages 11 through 21.

                                                            Financial Statements


                                              INTERNATIONAL SOLUBLES CORPORATION
                              (A Development Stage Company until September 2001)




                                                               December 31, 2001

                       INTERNATIONAL SOLUBLES CORPORATION
               (A Development Stage Company until September 2001)


                                Table of Contents




Independent Auditors' Report...............................................F-3


Financial Statements:

         Balance Sheets....................................................F-4

         Statements of Operations..........................................F-5

         Statements of Stockholders' Equity................................F-6

         Statements of Cash Flows..........................................F-7


Notes to Financial Statements..............................................F-8

              [Letterhead of Parks, Tschopp, Whitcomb & Orr, P.A.]

                          Independent Auditors' Report

The Board of Directors
International Solubles Corporation:

We have audited the accompanying balance sheets of International Solubles Corporation (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and the cumulative period from September 21, 1998 (date of inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Solubles Corporation (a development stage company) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, and the cumulative period from September 21, 1998 (date of inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, the Company has experienced net operating losses of $ (132,263) and $ (40,900) for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001, the Company continues to experience a working capital deficit and also has a stockholders' deficit of $ (220,063). These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 3. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/  PARKS, TSCHOPP, WHITCOMB & ORR, P.A.
---------------------------------------------

February 27, 2002

                       INTERNATIONAL SOLUBLES CORPORATION
               (A Development Stage Company until September 2001)

                                  BALANCE SHEET
                                December 31, 2001


                                     Assets

                                                                                      2001                    2000
                                                                               ------------------      ------------------
          Current assets:
   Cash                                                                            $        1,378                       -
   Due from shareholders                                                                      600                     600
   Inventory                                                                                3,800                       -
                                                                               ------------------      ------------------
               Total Assets                                                        $        5,778                     600
                                                                               ==================      ==================

                      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expense                                              $    205,841                 115,100
   Notes payable, shareholders (note 2)                                                    20,000                  20,000
                                                                               ------------------      ------------------
               Total current liabilities                                                  225,841                 135,100
                                                                               ------------------      ------------------

Stockholders' equity
   Common stock, no par value, authorized 900,000,000 shares,
      issued and outstanding 199,466,000 and 199,000,000 shares                           134,550                  87,850
   Deficit accumulated in the development stage                                         (354,613)               (222,350)
                                                                               ------------------      ------------------
               Total stockholders' equity                                               (220,063)               (134,500)
                                                                               ------------------      ------------------

Commitments (notes 2 and 4)

               Total liabilities and stockholders' equity                          $        5,778                     600
                                                                               ==================      ==================





See accompanying notes to financial statements.

                       INTERNATIONAL SOLUBLES CORPORATION
               (A Development Stage Company until September 2001)

                             STATEMENT OF OPERATIONS
                                Fiscal Year 2001


                                                                                                     Period from
                                                      Year ended            Year ended           September 21, 1998
                                                     December 31,          December 31,          (inception) through
                                                         2001                  2000               December 31, 2001
                                                 --------------------   ------------------   ---------------------------

Revenue                                                        21,450                    -                        21,450
                                                 --------------------   ------------------   ---------------------------

Costs and expenses:
     Cost of goods sold                                        12,600                    -                        12,600
     Product development and marketing                              -                    -                        20,000
     General and administrative                               137,513               40,000                       337,563
                                                 --------------------   ------------------   ---------------------------
               Total Operating Expenses                       150,113               40,000                       370,163

Other income and expense:
     Interest expense                                           3,600                  900                         6,200
                                                 --------------------   ------------------   ---------------------------
               Total costs and expenses                       153,713               40,900                       376,363
                                                 --------------------   ------------------   ---------------------------

               Net loss                                     (132,263)              (40,900)                    (354,913)
                                                 --------------------   ------------------   ---------------------------

Weighted average number of shares
     outstanding                                          199,335,411          199,000,000                   197,611,600
                                                 ====================   ==================   ===========================

Net loss per share:
     Basic and diluted                              $        (0.0006)                    -                      (0.0010)
                                                 ====================   ==================   ===========================






See accompanying notes to financial statements.

                       INTERNATIONAL SOLUBLES CORPORATION
               (A Development Stage Company until September 2001)

                        STATEMENT OF STOCKHOLDER'S EQUITY
                                December 31, 2001



                                                                                                                          Total
                                       Common Stock                              Deferred              Accumulated     Stockholders'
                                          Shares               Amount          Compensation              Deficit          Equity
                                      -----------------    -----------------   ----------------    ----------------  --------------
Common stock issued to founding
   directors                                    800,000      $           800                  -                   -             800
Common stock issued for services                150,000               75,000            (75,000)                  -               -
Net loss                                              -                    -                  -             (40,800)        (40,800)
                                      -----------------    -----------------   ----------------    ----------------  --------------
Balances at December 31, 1998                   950,000      $        75,800            (75,000)            (40,800)        (40,000)
                                      =================    =================   ================    ================  ==============

Cancellation of shares                        (200,000)                 (200)                 -                   -            (200)
Common stock issued for services                245,000               12,250                  -                   -          12,250
Accrued stock issuance                                -                    -             75,000                   -          75,000
Net loss                                              -                    -                  -            (140,650)       (140,650)
                                      -----------------    -----------------   ----------------    ----------------  --------------
Balances at December 31, 1999                   995,000      $        87,850                  -            (181,450)        (93,600)
                                      =================    =================   ================    ================  ==============

Effect of 200 for 1 stock split             198,005,000                    -                  -                   -               -
Net loss                                              -                    -                  -             (40,900)        (40,900)
                                      -----------------    -----------------   ----------------    ----------------  --------------
Balances at December 31, 2000               199,000,000      $        87,850                  -            (222,350)       (134,500)
                                      =================    =================   ================    ================  ==============

Common stock issued for cash                    466,000               46,700                  -                   -          46,700
Net loss                                              -                    -                  -            (132,263)       (132,263)
                                      -----------------    -----------------   ----------------    ----------------  --------------
Balances at December 31, 2001               199,466,000      $       134,550                  -            (354,613)       (220,063)
                                      =================    =================   ================    ================  ==============


See accompanying notes to financial statements.

                       INTERNATIONAL SOLUBLES CORPORATION
               (A Development Stage Company until September 2001)

                             STATEMENT OF CASH FLOWS
                                December 31, 2001

                                                                                                         Period from
                                                           Year Ended            Year Ended          September 21, 1998
                                                          December 31,          December 31,         (inception) through
                                                              2001                  2000              December 31, 2001
                                                     ----------------------   -----------------    -----------------------
Cash flows from operating activities:
    Net loss                                             $        (132,263)            (40,900)                  (354,613)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
         Common stock issued for services                                -                   -                     87,050
         Change in operating assets and liabilities:
            Inventory                                               (3,800)                  -                     (3,800)
            Due from shareholder                                         -                   -                       (600)
            Accounts payable                                        90,741              40,900                    205,841
                                                     ----------------------   -----------------    -----------------------
               Net cash used
                  in operating activities                          (45,322)                  -                    (66,122)
                                                     ----------------------   -----------------    -----------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                          46,700                   -                     47,500
    Proceeds from issuance of  notes payable                             -                   -                     20,000
                                                     ----------------------   -----------------    -----------------------
               Net cash provided
                  by financing activities                           46,700                   -                     67,500
                                                     ----------------------   -----------------    -----------------------

               Net increase  in cash                                 1,378                   -                      1,378
                                                     ----------------------   -----------------    -----------------------

Cash at beginning of period                                              -                   -                          -
                                                     ----------------------   -----------------    -----------------------

Cash at end of period                                    $           1,378                   -                      1,378
                                                     ----------------------   -----------------    -----------------------









See accompanying notes to financial statements.

                       INTERNATIONAL SOLUBLES CORPORATION
               (A Development Stage Company until September 2001)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


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

         Development stage operations for the period ended September 30, 2000 resulted in a net operating loss. It is uncertain whether any tax benefit of net operating loss will be realized in future periods. Accordingly, no income tax provision has been recognized in the accompanying financial statements. At December 31, 2001, the Company has net operating loss carryforwards of approximately $350,000 which will expire beginning in 2019.

                       INTERNATIONAL SOLUBLES CORPORATION
               (A Development Stage Company until September 2001)

                          NOTES TO FINANCIAL STATEMENTS
                         December 31, 2001 -- continued


(1)      Summary of Significant Accounting Policies (Continued)

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

(2)      Notes Payable

         Notes payable consist of the following at December 31, 2001:


Promissory note to related party bearing interest at
        7% payable upon the generation of excess cash
        flows, but no later than September, 2002.              $     20,000
                                                               ------------
Total notes payable                                            $     20,000
                                                               ============

                       INTERNATIONAL SOLUBLES CORPORATION
               (A Development Stage Company until September 2001)

                          NOTES TO FINANCIAL STATEMENTS
                         December 31, 2001 -- continued


(3)      Going Concern

         The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization and the satisfaction of liabilities in the normal course of business. As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations. The Company reported net losses of $132,263 and $40,900 for the years ended December 31, 2001 and 2000, respectively. Additionally, there is a stockholders' deficit of $220,063 at December 31, 2001.

         These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations. Management's plans are to develop new products or to acquire new products through acquisitions. There can be no assurance that the Company will be successful in accomplishing its objectives.

(4)      Commitments

         Employment Agreements

         The Company has entered into an employment agreement with one of its founding directors requiring an annual salary of $41,600 beginning in September 1998.

(5)      Forward Stock Split

         In March 2000, the Board of Directors authorized a 200 for 1 stock split to all holders of record at that date. All share and per-share amounts in the accompanying financial statements have been restated to give effect to the stock split.

(6)      Stock Warrants

         The Company has issued 420,000,000 warrants for the purchase of common stock to certain officers and directors of the Company. The warrants can be exercised any time within three years of issuance at $0.10 - 0.15 per share.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

         ISC's has made no changes in, and has had no disagreements with, its accountants on any matters.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors, executive officers, control persons, and significant employees of ISC, their respective ages, and positions with the Company are as follows:


          Name         Age                      Positions
L. Henry Sarmiento     78        Director, Chairman of Board, CEO, President
Debra L. Sea           46        Director, Secretary, Treasurer
Fred Muniz             44        Director and Chief Chemist
Van Sea                48        General Manager
Howard A. Speigel      56        Counsel to the Company

         L. Henry Sarmiento, age 78, has served as an ISC director since his appointment by the incorporators of the Company on September 21, 1998, and will continue to serve until the next annual meeting of the shareholders in September of 2002. Mr. Sarmiento has also served as CEO and President of ISC his appointment by the incorporators on September 21, 1998, and he will continue to serve in those capacities until the Board of Directors determines otherwise. Mr. Sarmiento received a law degree from the Libre University of Santa Fe de Bogota, Colombia in 1942, and was a licensed attorney in Colombia. He received a Bachelor of Arts degree in banking and finance from Columbia University, New York City in 1952 and studied at the London School of Economics from 1953-55. He was a partner of Willis E. Burnside & Co., Investment Bankers, in New York City from approximately 1960 to 1985. He has also served as CFO of Vittoria Witterman Ltd. of Torino, Italy; President of Solutions de Espana, S.L., Marbella, Spain; and President of Sure Step Ultra-Grip Non-Slip in Sidney, Australia and London, United Kingdom. During the past 5 years, Mr. Sarmiento has engaged in financial and legal consulting for clients. He also acted as president of Solutions de Espana and Sure Step Ultra-Grip of Sidney and London, until 1996 when he retired and the companies ceased operations.

         Debra L. Sea, 46, has served as an ISC director since her appointment by the incorporators of the Company on September 21, 1998, and will continue to serve until the next annual meeting of the shareholders in September of 2002. She has also served as secretary and treasurer of the Company since her appointment by the incorporators of the Company on September 21, 1998, and will continue to serve until the Board of Directors determines otherwise. Ms. Sea obtained a Bachelor of Arts degree in psychology from Purdue University in West Lafayette, Indiana in 1990, and obtained a Master of Arts degree in counseling from Webster University in Altamonte Springs, Florida in 1997. Since 1995, Ms. Sea has worked as a children's targeted case manager and a counselor for "Our" Children First in Daytona Beach, as well as a counselor for the Children's Home Society at the Pine Hills Neighborhood Center in Orlando, Florida.

         Fred Muniz, 44, has served as an ISC director since his appointment by the incorporators of the Company on September 21, 1998, and will continue to serve until the next annual meeting of the shareholders in September of 2002. Mr. Muniz has 20 years experience in chemistry, product development, production planning and plant management. Mr. Muniz obtained his Bachelor of Science degree in Biology and Chemistry from the Inter-American University in Puerto Rico in 1979. From 1979 to 1982, he worked as a quality control auditor for Roche Products, Inc., a subsidiary of Hoffman LaRoche. From 1982 to 1989, Mr. Muniz worked in production planning and inventory control for Key Pharmaceuticals, a subsidiary of Schering Plough. From 1989 to 1992, he served as plant manager for Cosmetic Concepts, Inc., where he was responsible for manufacturing and production of skin care products and developing skin care and sun care products. From 1992 to 1997, he was chief chemist and plant manager for Pro-Ma Systems USA Inc., where he was responsible for development, production, and distribution of skin care, sun care and nutritional products. From 1997 to 1998, he was a chemist and formulator for Hawaiian Tropic, Tanning Research Institute, where he developed sunscreen products, worked with oil and water, micro- emulsions, gels and colloidal suspensions, and performed quality control management. From 1998 to the present, Mr. Muniz has worked as a senior development scientist for Smith & Nephew, where he has managed development of wound treatments.

         Van Sea, 48, serves as General Manager. Mr. Sea has served ISC, in various capacities, since its inception. Mr. Sea oversees manufacturing, establishes agreements with distributors, and sells the UltraGriptm products to commercial accounts. Mr. Sea has 20 years experience as a senior sales executive. Between 1976 and 1985, Mr. Sea served as a divisional sales manager for Mass Merchandisers in St. Louis, Missouri. In 1985, Mr. Sea was appointed Vice President of Sales and Marketing for Reliable Drugs. In 1990, Mr. Sea started Computer World of Altamonte Springs, Florida, later selling his company to Quality Computer. In 1993, Mr. Sea founded CopyTec, selling copiers and supplies to corporate customers throughout Florida. Mr. Sea has completed several workshops and seminars in sales techniques, marketing and management training.

         Howard A. Speigel, 56, is currently outside counsel to the Company and an owner of more than 5% of the Company's outstanding stock. Mr. Speigel obtained a Bachelor of Science degree from the University of Maryland, College Park, Maryland, in 1967, and before commencing law school in 1969 practiced accounting with the national CPA firm of Price, Waterhouse & Co. Mr. Speigel was granted a Juris Doctor degree from the American University, Washington College of Law, Washington, D.C., in 1971, attending night school for his final year and working full time with the Internal Revenue Service as a tax law specialist. From 1972 through 1976, Mr. Speigel was a partner in the firm of Sigman and Speigel, Attorneys at Law, practicing in the Orlando metropolitan area, and from that time until the present has operated a sole practitioner's practice emphasizing corporate and business law.

Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of Forms 3, 4 and 5 furnished to ISC, ISC management is unaware of any person who, at any time during the fiscal year ended December 31, 2001, was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM  10.    EXECUTIVE COMPENSATION

a.       Compensation of Executives

         The following table provides summary information for the period from September 21, 1998 to December 31, 2001 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the Chief Executive Officer and the President of the Company. Except as indicated below, no officer or employee of the Company received a total salary and bonus exceeding $100,000 during the periods reflected. Stock-based compensation has been adjusted (in most cases, retroactively) to reflect a 200 for 1 forward stock split effected on March 22, 2000.

                                              SUMMARY COMPENSATION TABLE


                                          Annual Compensation                                Long Term Compensation
                                    ------------------------------------    -------------------------------------------------------
                                                                                      Awards                       Payouts
                                                                            ---------------------------     -----------------------
                                                                                            Securities
                                                                             Restricted      Underlying      LTIP
                                                             Other Annual      Stock          Options       payout      All Other
 Name and Principal                  Salary        Bonus     Compensation      Award(s)          SARs          s       Compensation
      Position          Year          ($)           ($)           ($)           ($)               (#)         ($)            ($)
L. Henry                2001        $41,6001         -                -            -                 -          -                -
Sarmiento,              2000        $41,6001         -                -            -                 -          -                -
Director, CEO,          1999        $41,6001         -                -            -(2)    120,000,000(3)       -                -
   President            1998        $11,2001         -                -            -                 -          -                -

Notes:
(1) Supplemental agreement with Mr Sarmiento stipulate that unpaid wages will become payable upon completion of the audit for the first fiscal year in which ISC's sales, after allowances for bad debt, exceed $1.5 million.
(2) Restricted stock award of 400,000 restricted shares of common stock, later reduced to 300,000 shares, and then adjusted to 60,000,000 shares by virtue of a 200:1 forward stock split, all shares valued at $0.00 because the book value of the stock is currently less than $0.00, and has been since inception. The stock has no par value and no market.
(3) 600,000 warrants issued on July 7, 1999, each of which can be exchanged for one share of common stock at any time until July 7, 2002, adjusted for a 200:1 forward stock split, and each valued at $0.00 because the book value of the stock is currently less than $0.00, and has been since inception, and the stock has no par value and no market.
                              ---------------------

b.       Employment Agreements

         Effective September 21, 1998, the Company entered into employment agreements with L. Henry Sarmiento, ISC's Chairman, President, and CEO for an indefinite period of time, terminable by either party upon 30 days written notice. Pursuant to these agreements, Mr Sarmiento is entitled to receive a base salary of $800 per week ($41,600 per year), plus reimbursement for necessary expenses incurred while traveling at the employer's direction. Messrs Sarmiento and Sea have received no cash payments of salary to date. According to a supplemental agreement with Mr. Sarmiento, the Board has agreed to pay to Mr. Sarmiento all unpaid back wages, which were to have accrued under this employment contract, upon completing the annual financial audit, by an accredited CPA, which shows that ISC achieved annual sales, after allowances for bad-debt, of $1.5 million during the prior fiscal year. The employment agreement contains no provisions to compensate Mr. Sarmiento if he resigns, retires, otherwise terminates employment, or if there is a change in control.

         Beginning September 21, 1998 and ending in April, 1999, the Company had an employment agreement with Van Sea to act as the Company's general manager, for an indefinite period of time, terminable by either party upon 30 days written notice. The agreement was terminated in April, 1999. Pursuant to this agreement, Mr. Sea was entitled to receive a base salary of $800 per week ($41,600 per year), plus reimbursement for necessary expenses incurred while traveling at the employer's direction. The balance of the salary due to Mr. Sea under the terms of his employment contract were accrued, but not paid. Subsequently, Mr. Sea has continued to perform work for ISC under an oral agreement, whereby Mr. Sea is to receive reimbursement for approved out-of-pocked expenses and is to receive a bonus equal to no less than the sum of unpaid wages, computed at $800 per week ($41,600 per year), upon completing the annual financial audit, by an accredited CPA, which shows that ISC achieved annual sales, after allowances for bad-debt, of $1.5 million during the prior fiscal year. The bonus may exceed that sum, based on descretionary approval by the board of directors. Mr. Sea has received no cash payments of salary to date.

c.       Compensation of Directors

         There are no agreements to pay Directors for their service on the Company's Board of Directors.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth certain information concerning the ownership of the ISC's Common Stock as of June 30, 2001, with respect to: (i) each person known to ISC to be the beneficial owner of more than 5 percent of ISC's Common Stock, (ii) all directors; and (iii) directors and executive officers as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 31, 2002, there were 199,466,000 shares of outstanding common stock.


   Title of Class            Name and Address of Beneficial Owner              Amount and Nature      Percent of Class
                                                                                 of Beneficial
                                                                                   Ownership

Common Stock             L. Henry Sarmiento, Director and CEO                       60,000,000               30.08 %
Par Value $0.001         952 Lake Destiny Rd. Suite F
                         Altamonte Springs, Florida 32714                         (180,000,000)(1)           31.19 %(1)

Common Stock             Debra Sea, Director/Secretary/Treasurer                    60,000,000               30.08 %
Par Value $0.001         1126 Druid Road
                         Maitland, Florida 32751                                  (180,000,000)(1)           31.19 %1

Common Stock             Fred Muniz, Director                                       20,000,000               10.03 %
Par Value $0.001         c/o International Solubles Corporation
                         531 South State Road 434, Suite 2002                      (60,000,000)(1)           10.40 %1
                         Altamonte Springs, Florida 32714

Common Stock             Van Sea, General Manager                                        1,000      less than 0.01 %
Par Value $0.001         1126 Druid Road
                         Maitland, Florida 32751

Common Stock             Hudson Consulting Group, Inc.                              35,250,000               17.67 %
Par Value $0.001         268 West 400 South, Suite 300
                         Salt Lake City, UT 84101                                 (120,000,000)(1)           20.18 %1

Common Stock             Howard Spiegel                                              9,550,000                4.79 %
Par Value $0.001         1133 Louisiana Avenue, Suite 214
                         Winter Park, Florida 32789                                (30,000,000)(1)            5.14 %1

Common Stock             Directors and Officers as a Group                         140,001,000               70.19 %
Par Value $0.001                                                                  (420,000,000)(1)           72.78 %1

Notes:
(1) These numbers include 2 warrants (one exercisable at $0.10 per share, and one exercisable at $0.15 per share) for each share of common stock held by each person listed herein, and assume that all warrants are exercised. All warrants are exercisable at any time until July 7, 2002, and thus all warrants could be exercised within the next 60 days.
                              ---------------------

         Changes in Control

         There are no arrangements that will result in a change in control of the Company.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On September 21, 1998, ISC entered into employment agreements with President L. Henry Sarmiento and General Manager Van Sea, which extends for an indefinite period of time and provides for annual compensation of $41,600 and reimbursement of necessary expenses incurred while traveling at the direction of the Company.

         On September 21, 1998, ISC issued a promissory note for $20,000 to Copytec, a related party by virtue of the fact that it was the employer of Van Sea, who serves the Company's General Manager. The note was issued in payment for chemicals (raw materials) used in the manufacturing of ISC products. The note bears interest at the rate of 7% per annum, payable upon the generation of excess cash flows, but due no later than September, 2001. Subsequently, Mr. Sea agreed to extend payment of the note to no later than September 2002.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 20 of this Form 10-KSB, which is incorporated herein by reference.

(b)      Reports on Form 8-K.


No reports on Form 8-K were filed during the period covered by this report

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of March, 2002.



                                     International Solubles Corporation




                                      /s/ L. Henry Sarmiento
                                     ----------------------------------
                                     L. Henry Sarmiento, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



        Signatures                        Title                     Date


  /s/ L. Henry Sarmiento
---------------------------------       Director and CFO       March 25, 2002
L. Henry Sarmiento



  /s/ Debra L. Sea
---------------------------------       Director               March 25, 2002
Debra L. Sea




  /s/ Fred Muniz
---------------------------------       Director               March 25, 2002
Fred Muniz

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

6(ii)             *        Employment Agreement with L. Henry Sarmiento, dated
                           9/21/98

6(iii)            *        Employment Agreement with Van Sea,  dated 9/21/98

6(iv)             *        Promissory Note, dated 9/21/98

6(v)              *        Consulting Agreement between Hudson Consulting Group,
                           Inc. and International Solubles Corporation, dated
                           1/19/99

6(vi)             *        Lease Agreement, dated 6/20/00

23                20       Consent of Accountant



* Incorporated by reference from Form 10-SB filed October 16, 2000.

                      Parks, Tschopp, Whitcomb & Orr, P.A.
                          Certified Public Accountants
                     2600 Maitland Center Parkway, Suite 330
                             Maitland Florida 32751
                            Telephone (407) 875-2760





                             The Board of Directors



International Solubles, Inc.

We consent to the use of our reports dated February 27, 2002 in the Form 10K-SB/A of International Solubles, Inc. and to the reference to our firm under the heading "Experts" therein.



/s/  PARKS, TSCHOPP, WHITCOMB & ORR, P.A.
---------------------------------------------
Maitland, Florida
March 26, 2002