Form 10QSB
period 2002-03-31
INTERNATIONAL SOLUBLES CORP
filed 2002-05-21
CIK 1126307

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
        [X] Quarterly report under Section 13 or 15(d) of the Securities
            Exchange Act of 1934 for the quarterly period ended March 31, 2002.

        [ ] Transition report under Section 13 or 15(d) of the Securities
            Exchange Act of 1934 for the transition period from       to       .



                        Commission file number: 000-31775


                       International Solubles Corporation
        (Exact name of small business issuer as specified in its charter)




               FLORIDA                                   59-3540694
               -------                                   ----------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)



                    1126 Druid Road, Maitland, Florida 32751
               (Address of principal executive office) (Zip Code)


                                 (407) 682-0887
                           (Issuer's telephone number)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX           No
                                       ----             ----


     The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 17, 2002 was 199,466,000.

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION........................................3

         ITEM 1.        FINANCIAL STATEMENTS...................................3

         ITEM 2.        MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS...................10

                  PLAN OF OPERATIONS FOR THE NEXT 12 MONTHS...................10

PART II.          OTHER INFORMATION...........................................15

         ITEM 1.        LEGAL PROCEEDINGS.....................................15

         ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.............15

         ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.......................15

         ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...15

         ITEM 5.        OTHER INFORMATION.....................................15

         ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K......................15

SIGNATURES....................................................................16

INDEX TO EXHIBITS.............................................................17




                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

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


                           Table of Financial Reports
                                                                           Page
                                                                          Number

Item 1 - Financial Statements
     Balance Sheets as of March 31, 2002 (Unaudited)
          And December 31, 2001                                                4

     Statements of Operations
     Three months ended March 31, 2001 (Unaudited)
     And March 31, 2002 (Unaudited)                                            5

     Statements of Cash Flows
     Three months ended March 31, 2001 (Unaudited)
     and March 31, 2002 (Unaudited)                                            6

     Notes to Financial Statements (Unaudited)                             7 - 9




                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET


                                                                   December 31, March 31, 2002
                                                                       2001     (Unaudited)
                                                                   -----------  -----------

Current assets:
   Cash and cash equivalents                                       $         -       21,180
   Due from shareholder                                                    600          600
   Inventories                                                               -            -
                                                                   -----------  -----------

Total assets                                                       $       600       21,780
                                                                   ===========  ===========
Current liabilities:
   Accounts payable                                                $   115,100      125,100
   Accrued expenses                                                          -        3,741
   Note payable, shareholder                                            20,000       20,000
                                                                   -----------  -----------

Total current liabilities                                              135,100      148,841
                                                                   -----------  -----------

Shareholders' equity:
   Common stock - No par value, authorized 900 million
          shares; issued 199,000,000 and 199,410,000 shares             87,850      128,950
   Accumulated deficit                                               (222,350)    (256,011)
                                                                   -----------  -----------

Total shareholders' equity                                           (134,500)    (148,161)
                                                                   -----------  -----------

Total Liabilities                                                  $       600       21,780
                                                                   ===========  ===========


                 See Accompanying Notes To Financial Statements

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS


                                                                         Three Months Ended
                                                                             March 31,
                                                                        2001          2002
                                                                    (Unaudited)    (Unaudited)
                                                                --------------------------------

Revenues:
   Net sales                                                    $             -            4,207
                                                                ---------------     ------------

                                                                              -            4,207

Costs and expenses:
   Cost of goods sold                                                         -            2,100
   Selling, general and administrative                                   10,000           34,868
                                                                ---------------     ------------

                                                                         10,000           36,968
                                                                ---------------     ------------

Operating income (loss)                                                (10,000)         (32,761)

Non-operating revenue (expense):
   Interest expense                                                       (900)            (900)
                                                                ---------------     ------------

Income before income taxes                                             (10,900)         (33,661)

Provision for income taxes                                                    -                -
                                                                ---------------     ------------

Net income                                                      $      (10,900)         (33,661)
                                                                ===============     ============

Basic earnings per share                                        $             -                -
                                                                ===============     ============

Diluted earnings per share                                      $             -                -
                                                                ===============     ============

Weighted average number of shares outstanding                       199,000,000      199,200,000
                                                                ===============     ============


                 See Accompanying Notes To Financial Statements

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS


                                                                         Three Months Ended
                                                                            March 31,
                                                                       2001           2002
                                                                    (Unaudited)    (Unaudited)
                                                                   ------------   ----------

Cash flows from operating activities:
  Net loss                                                         $   (10,900)     (33,661)
  Adjustments to reconcile net income to net cash
    provide by operating activities:
      Changes in operating assets and liabilities:
               Accounts payable and accrued expenses                     10,900       13,741
                                                                   ------------   ----------

                  Net cash used in operating activities                       -     (19,920)
                                                                   ------------   ----------

Cash flows from financing activities:
  Proceeds from sale of common stock                                          -       41,100
  Proceeds from note payable                                                  -            -
                                                                   ------------   ----------

                  Net cash provided by financing activities                   -       41,100
                                                                   ------------   ----------

                  Increase in cash and cash equivalents                       -       21,180

Cash and cash equivalents - beginning of period                               -            -
                                                                   ------------   ----------

Cash and cash equivalents - end of period                          $          -       21,180
                                                                   ============   ==========


                 See Accompanying Notes To Financial Statements

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


(1)      Presentation of Unaudited Financial Statements

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002, and results of operations and cash flows for the three month periods ended March 31, 2002 and 2001. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

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

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


(4)      Continued

Development stage operations for the period ended March 31, 2001 resulted in a net operating loss. It is uncertain whether any tax benefit of net operating loss will be realized in future periods. Accordingly, no income tax provision has been recognized in the accompanying financial statements. At March 31, 2002, the Company has net operating loss carryforwards of approximately $200,000 which will expire beginning in 2019.


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

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


(9)  Notes Payable

Notes payable consist of the following at March 31, 2002:       $   20,000
                                                                ----------

Promissory note to related party bearing interest at 7% payable upon the Generation of excess cash flows, but no later than September, 2002.

           Total notes payable                                  $   20,000
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

The UltraGriptm product line presently consists of three products used to clean and treat floors, and other surfaces, for non-slip applications. In the home, our product may be used entranceways, kitchens, bathrooms, and even bathtubs and showers. In industrial-commercial settings, our products may be used in public restrooms, kitchens, work areas, and walkways. In both settings, our products greatly reduce the probability of injury resulting from slipping on wet surfaces.

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


PLAN OF OPERATIONS FOR THE NEXT 12 MONTHS

For the next 12 months, we plan to accomplish the following milestones:

o Promote our product through WBM contract sales and through direct efforts through the dealer channel.

o Expand our staff to include a secretary and additional marketing personnel.

o Promote our products to 10-national retail chains and to 100-identified direct accounts, including universities, hospitals, airports, and other similar institutions.

o Develop our wholesale network.

o Participate in one trade show per quarter.

o Develop collateral marketing materials, including a web site.

Cash Requirements

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

We have funded our cash needs over the past three years by issuing common stock. We have minimal cash on hand at present, creating an exigent need to satisfy cash needs. We believe that we can satisfy our cash needs over the next twelve months through:

o Sales of additional shares of our common stock pursuant to a registration statement or an appropriate exemption from registration;

o Contributions of our existing management or shareholders; and

o Bank loans or private-equity financing.

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

Products Liability.

We sell a product that is intended to be used in environments where risk-of-injury tends to be higher, such as slippery floors in commercial kitchens. When our products are properly used in intended applications, we believe our products are superior to other products on the market. However, there is a possibility of misuse in an intended application, resulting in inadequate performance or claims of injury. There also is a possibility of abuse of the product in unintended applications, resulting in possible claims of injury.

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

New federal, state or local government laws and regulations, or a change in the interpretation of existing laws or regulations, relating to our product could increase our manufacturing costs, adversely affecting our financial condition. Adverse governmental regulation arising from future legislative or administrative action cannot be predicted.

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

We could also incur substantial costs in the event that we find it necessary to assert claims against third parties to prevent the infringement by others of our proprietary rights in trade secret. We rely on confidential information and employ legally binding contracts (such as confidentiality and non-competition agreements with our employees and with third parties to whom we divulge proprietary information) to protect the processes, concepts, ideas and documentation associated with our technologies. Such methods may afford incomplete protection and there can be no assurance that we will be able to protect adequately our trade secrets or that other companies will not acquire information that we considers proprietary. We may be materially, adversely affected if we cannot maintain the propriety of our technologies.

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

At an elemental level, we compete on suitability, availability, quality, performance, and price. There can be no assurance:

o That we will be able to compete successfully;

o That competitors will not develop products that are perceived to be superior;

o That competitors will not develop products that render our products obsolete or less marketable; or,

o That we will be able to enhance our existing products, or develop or acquire new products, in order to remain competitive.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of May, 2002.




        International Solubles Corporation                   May 20, 2002


        /s/ L. Henry Sarmiento
        ----------------------
        L. Henry Sarmiento
        President, Chief Executive Officer and
        Director

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