Form 10QSB
period 2002-06-30
INTERNATIONAL SOLUBLES CORP
filed 2002-10-08
CIK 1126307

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549


                                                    FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of June 30, 2002 was 199,446,000



                                                 TABLE OF CONTENTS

                                                      PART I

ITEM 1.  FINANCIAL STATEMENTS.....................................................................................1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.....................................................................2



                                                      PART II
ITEM 1.  LEGAL PROCEEDINGS........................................................................................8

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ...............................................................8

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .........................................................................8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .....................................................8

ITEM 5.  OTHER INFORMATION .......................................................................................8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................................................8

SIGNATURES........................................................................................................9

INDEX TO EXHIBITS................................................................................................10











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                           PART 1. FINANCIAL INFORMATION



ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to International Solubles Corporation, a Florida corporation and predecessors unless otherwise indicated. Unaudited, interim financial statements for the Company as of the quarter ended June 30, 2002 and statements of operations, cash flows and stockholders' equity for the interim period up to the date of such balance sheet and the comparable period of the preceding year, are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference.


                                            Table of Financial Reports



Balance Sheets............................................................................................F-1
June 30, 2002 (Unaudited) and December 31, 2001

Unaudited Statements of Operations........................................................................F-2
Six months ended June 30, 2002 and June 30, 2001

Unaudited Statements of Cash Flows........................................................................F-3
Six months ended June 30, 2002 and June 30, 2001

Notes to Unaudited Financial Statements ..................................................................F-4




                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                       INTERNATIONAL SOLUBLES CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET


                                                                                   June 30, 2002         December 31,
                                                                                     (Unaudited)             2001
                                                                             ===================      ==================
ASSETS
Current assets
     Cash and cash equivalents                                            $                3,704   $               1,378
     Other                                                                                   600                     600
     Inventories                                                                             460                   3,800
                                                                             -------------------      ------------------
Total assets                                                              $                4,764   $               5,778
                                                                             ===================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
   Accounts payable                                                       $              245,941   $             205,941
   Notes payable, shareholders                                                            30,000                  20,000
                                                                             -------------------      ------------------
Total current liabilities                                                                275,941                 225,941

Stockholder's equity
  Common stock, no par value, authorized 900,000,000 shares
        199,466,000 shares issued.                                                       134,450                 134,450
  Deficit accumulated in the development stage                                         (405,627)               (354,613)
                                                                             -------------------      ------------------
Total stockholders' equity                                                             (271,177)               (220,163)
                                                                             -------------------      ------------------

Total Liabilities                                                         $                4,764   $               5,778
                                                                             ===================      ==================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       INTERNATIONAL SOLUBLES CORPORATION

                        UNAUDITED STATEMENT OF OPERATIONS



                                                          Three Months Ended                     Six Months Ended
                                                               June 30,                              June 30,
                                                       2002               2001                2002               2001
                                                  ---------------    ---------------    ----------------    ---------------
Revenues
    Net sales                                  $           13,397 $            4,185  $           19,957 $            8,392
                                                  ---------------    ---------------    ----------------    ---------------
                                                           13,397              4,185              19,957              8,392
Costs and expenses:
    Costs of goods sold                                     5,066              2,100               8,406              4,200
    Selling, general, & administrative                     35,300             44,609              61,665             79,477
                                                  ---------------    ---------------    ----------------    ---------------
                                                           40,366             46,709              70,071             83,677
                                                  ---------------    ---------------    ----------------    ---------------
   Operating Income (loss)                               (26,969)           (42,524)            (50,114)           (75,285)
                                                  ---------------    ---------------    ----------------    ---------------

Non-operation (expense)
    Interest expense                                        (900)              (900)               (900)            (1,800)
                                                  ---------------    ---------------    ----------------    ---------------
Income before income taxes                               (27,869)           (43,424)            (51,014)           (77,085)

Provision for income taxes                                      -                  -                   -                  -
    Net Income                                $          (27,869)$          (43,424) $          (51,014) $         (77,085)
                                                  ---------------    ---------------    ----------------    ---------------

Basic & diluted earnings per share                              -                  -                   -                  -
Weighted average number of shares                     199,000,000        199,400,000         199,000,000        199,300,000
outstanding
                                                  ===============    ===============    ================    ===============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       INTERNATIONAL SOLUBLES CORPORATION
                        UNAUDITED STATEMENT OF CASH FLOWS



                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                     2002                   2001

                                                                               -----------------       ---------------
Cash flows from operating activities:
   Net loss                                                                  $          (51,014)    $         (77,085)
      Adjustments to reconcile net income to net cash from
          operating activities
      Changes in operating assets and liabilities
          Inventory                                                                        3,340                     -
          Accounts payable and accrued expense                                            40,000                36,741
                                                                               -----------------       ---------------
  Net cash used in operating activities                                                  (7,674)              (40,344)
                                                                               -----------------       ---------------

Cash flows from financing activities:
      Proceeds from sale of common stock                                                       -                41.100
      Proceeds from of note payable                                                       10,000                     -
                                                                               -----------------       ---------------
  Net cash provided by financing activities                                               10,000                41,100
                                                                               -----------------       ---------------

      Increase in cash and cash equivalents                                  $             2,326    $              756
                                                                               -----------------       ---------------
Cash at cash equivalents - beginning of period                                             1,378                     -
                                                                               -----------------       ---------------
Cash at cash equivalents - end of period                                     $             3,704    $              756
                                                                               =================       ===============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       INTERNATIONAL SOLUBLES CORPORATION

                     Notes to Unaudited Financial Statements
                                  June 30, 2002


(1)   Presentation of Unaudited Financial Statements

         The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002, and results of operations and cash flows for the six month and three month periods ended June 30, 2002 and 2001. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)      Sales to Major Customers

         During the six months ended June 30, 2002, one customer accounted for 100% of total revenue.

(3)      Inventories

         Inventories consist of the following:
                                                              December 31,              June 30, 2002
                                                                   2001                   (Unaudited)

                                    Finished Goods                $3,800                    $460



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a development-stage company, organized since September 1998. In the three months and six months ended June 30, 2002, the Company had sales of $13,397 and 19,957 respectively, compared to sales from the prior year same period of $4,185 and $8,392.

The following discussion examines the Company's financial condition as a result of operations for the second quarter and year-to-date, 2002, and compares those results with comparable periods from last year.

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

To this point, revenue from product sales has not been sufficient to cover operating expenses and the Company continues to suffer recurring losses from operations, which raises substantial doubt about our ability to continue as a going concern. Our plan with regard to these matters is to seek further equity funding to allow the Company to complete its development stage and move into successful operations. However, in order to support ongoing operations for the next twelve-month period, additional financing must be obtained either through sale of equity, management contributions, or borrowing.

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


Forward Looking Statements

The information herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of The Company to continue its expansion strategy, as well as general market conditions, competition, and pricing. Although The Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in the Form 10QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by The Company or any other person that the objectives and plans of the Company will be achieved.


Company Operations as a Whole

Revenues

Gross revenues for the three month periods ended June 30, 2002 were $13,397, as compared to $4,185 for the same period in 2001.

Gross revenues for the six month periods ended June 30, 2002 were $19,957, as compared to $8,392 for the same period in 2001.

Expenses

General and administrative expenses for the three months ended June 30, 2002, were $40,366 compared to $46,709 for the same period in 2001. General and administrative expenses for the six months ended June 30, 2002, were $70,071 compared to $83,677 for the same period in 2001. The reason for the decrease is related to negotiating and completing structural changes in the corporation.

Profits

The Company recorded an operating loss of $26,969 for the three months ended June 30, 2002, compared to an operating loss of $45,524 for the comparable period in the year 2001. The Company recorded a net loss of $27,869 for the three months ended June 30, 2002, compared to a net loss of $43,424 for the comparable period in 2001. The Company's decrease in net loss for the three month period ended June 30, 2002, as compared to the same period in 2001, was due to an increase in revenues and decreased expenses.

The Company's operating loss decreased to $50,114 for the six months ended June 30, 2002, from an operating loss of $75,285 for the comparable period in the year 2001. The Company recorded a net loss of $51,014 for the six months ended June 30, 2002, compared to a net loss of $75,285 for the comparable period in 2001. The Company's operating losses for the six month period ended June 30, 2002, decreased as compared to the same period in 2001.

The Company is uncertain as to whether it will operate at a profit through fiscal 2002.. There can be no guarantee that profitability or revenue growth can be sustained in the future.

Capital Resources and Liquidity

On June 30, 2002, the Company had current assets of $4,764 and $4,764 in total assets compared to $5,778 of current assets and $5,778 in total assets at the year ended December 31, 2001. The Company had net working capital of ($271,177) on June 30, 2002, compared to net working capital of ($220,163) on December 31, 2001.

Total stockholders' equity in the Company was ($271,177) as of June 30, 2002, compared to ($220,163) as of December 31, 2001.

Net Cash flow used in operating activities was ($7,674) for the six months ended June 30, 2002, compared to cash flow used in operating activities of ($40,344) for the six months ended June 30, 2001. Changes in cash flows from operating activities for the six months ended June 30, 2002, are primarily attributable to the decrease in net loss.

Cash flow provided by financing activities was $10,000 for the six months ended June 30, 2002, compared to cash flows provided by financing activities of $41,000 for the six months ended June 30, 2001. The decrease was largely due to a lack of financing

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. The Company believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Known Trends, Events, or Uncertainties

Development Stage Company

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

Products Liability

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

Sales Concentration

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

Government Regulation; EPA

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

Defending Patents and Proprietary Technologies

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

Competition

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

There have been no changes in securities during the three months ended June 30, 2002.

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

(b)
Reports on Form 8-K.   No reports were filed on Form 8-K during the quarter.
-------------------

                                                    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of September, 2002.


International Solubles Corporation                        October 8, 2002


/s/ Henry Sarmiento
Henry Sarmiento
President, Chief Executive Officer and Director


                     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of International Solubles, Inc.
         (the" Company") on Form 10- QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof
         (the"Report"), I, Henry Sarmiento, sole Executive Officer of the
         Company, certify, pursuant to 18 U.S.C. S 1350, as adopted pursuant to S 906 of the Sarbanes-Oxley Act of 2002, that:

               (1) The Report complies with the requirements of section 13(a) or 15(d) of the Securities
               Exchange Act of 1934; and

               (2) The financial information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

         /s/ Henry Sarmiento
         ---------------------------------
         Henry Sarmiento
         Sole Executive Officer
         October 8, 2002

                                INDEX TO EXHIBITS

Exhibit                    Page
No.               No.      Description

2(i)              *        Articles of Incorporation of International Solubles Corporation dated 9/17/98

2(ii)             *        Articles of Amendment to Articles of Incorporation, dated 3/23/00

2(iii)            *        Bylaws of International Solubles Corporation

* Incorporated by reference from Form 10-SB filed October 16, 2000.